Form 10-Q
period 1996-06-30
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 1996-08-14
CIK 1003638

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                         COMMISSION FILE NUMBER 33-99534

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
             (Exact name of Registrant as specified in its charter)

                      CALIFORNIA                                94-3220152
             (State or other jurisdiction                      (IRS Employer
           of incorporation or organization)                Identification No.)

           650 CALIFORNIA STREET, 16TH FLOOR
               SAN FRANCISCO, CALIFORNIA                           94108
       (Address of Principal Executive Offices)                  (ZIP Code)

                                 (415) 434-0551
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      QUARTERLY REPORT ON FORM 10Q FOR THE
                           QUARTER ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                                                                PAGE

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995.................................        3

         Statements of Operations for the six months
         ended June 30, 1996 (unaudited) and the period from February 1, 1995
         (inception) through December 31, 1995............................................................        4

         Statements of Partners' Capital (Deficit) for the six months ended June 30, 1996
         (unaudited) and the period from February 1, 1995
         (inception) through December 31, 1995............................................................        5

         Statements of Cash Flows for the six months
         ended June 30, 1996 (unaudited) and the period from February 1, 1995
         (inception) through December 31, 1995............................................................        6

         Notes to Financial Statements (unaudited)........................................................        8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

         RESULTS OF OPERATIONS............................................................................       12

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       June 30, 1996 and December 31, 1995
                             (Amounts in thousands)

                                                        1996             1995
                                                      --------          -------
                                                     (unaudited)

ASSETS
Container rental equipment, net of accumulated
     depreciation of $1,166 (1995: $429)              $ 23,767           21,279
Cash and cash equivalents (note 1)                       2,249               77
Cash collateral deposit (note 5)                         2,753            2,306
Accounts receivable, net of allowance
     for doubtful accounts of $23 (1995: $16)              704              525
Prepaid expenses                                            40               52
                                                      --------         --------

                                                      $ 29,513           24,239
                                                      ========         ========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
     Accounts payable                                 $     76               65
     Accrued liabilities                                    95              275
     Due to affiliates, net (note 3)                     3,223            1,081
     Equipment purchases payable                           132            1,935
     Note payable to bank (note 5)                      24,780           21,282
                                                      --------         --------

          Total liabilities                             28,306           24,638
                                                      --------         --------

Partners' capital (deficit):
     General partners                                 $   (451)            (399)
     Limited partners                                    1,658               --
                                                      --------         --------

          Total partners' capital (deficit)              1,207             (399)
                                                      --------         --------

Commitments (note 6)

                                                      $ 29,513           24,239
                                                      ========         ========

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS


                     For the six months ended June 30, 1996
 and for the period from February 1, 1995 (inception) through December 31, 1995
                          (Dollar amounts in thousands)

                                                                       1996            1995
                                                                  -------------    ------------
                                                                   (unaudited)

Rental Income                                                     $      1,641             732
                                                                  -------------    ------------

Costs and expenses:
   Direct container expenses                                               229             181
   Bad debt expense                                                          2              16
   Depreciation                                                            738             429
   Professional fees                                                        28               7
   Management fees to affiliates (note 3)                                  115              51
   General administrative costs to affiliates (note 3)                     151              94
   Other general and administrative costs                                   13              15
                                                                  -------------    ------------

                                                                         1,276             793
                                                                  -------------    ------------

       Income (loss) from operations                                       365             (61)
                                                                  -------------    ------------

Other income (expense):
   Interest expense, net                                                  (925)           (347)
   Gain on sales of containers                                               8               8
                                                                  -------------    ------------

                                                                          (917)           (339)
                                                                  -------------    ------------

       Net loss                                                   $       (552)           (400)
                                                                  =============    ============

Allocation of net loss (note 3):
   General Partners                                               $        (52)           (400)
   Limited Partners                                                       (500)              -
                                                                  -------------    ------------

                                                                  $       (552)           (400)
                                                                  =============    ============

Limited partners' per unit share of
   net loss                                                       $     (10.02)              -
                                                                  =============    ============

Weighted average number of limited
   partnership units outstanding                                        49,925               5
                                                                  =============    ============

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

             For the six months ended June 30, 1996 (unaudited) and for the period from February 1, 1995 (inception) through December 31, 1995
                             (Amounts in thousands)

                                                                         PARTNERS' CAPITAL (DEFICIT)
                                                                --------------------------------------------

                                                                GENERAL           LIMITED             TOTAL
                                                                -------           -------             ------

Proceeds from general partners' capital contribution            $    1                 --                  1

Net loss                                                          (400)                --               (400)
                                                                ------             ------             ------

Balances at December 31, 1995                                   $ (399)                --               (399)
                                                                ======             ======             ======


Balances at January 1, 1996                                     $ (399)                --               (399)

Proceeds from sale of limited partnership units                     --              2,371              2,371

Syndication and offering costs                                      --               (213)              (213)

Net loss                                                           (52)              (500)              (552)
                                                                ------             ------             ------

Balances at June 30, 1996                                       $ (451)             1,658              1,207
                                                                ======             ======             ======


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   For the six months ended June 30, 1996 and for the period from February 1, 1995 (inception) through December 31, 1995
                             (Amounts in thousands)

                                                                              1996                 1995
                                                                             -------             -------
                                                                           (unaudited)
Cash flows from operating activities:
   Net loss                                                                 $  (552)               (400)
   Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
         Depreciation                                                           738                 429
         Increase in allowance for doubtful accounts                              7                  16
         Gain on sales of container rental equipment                             (8)                 (8)
         Changes in assets and liabilities:

             Increase in accounts receivable                                   (174)               (541)
             Decrease (increase) in prepaid expenses                             12                 (52)
             (Decrease) increase in accounts payable and
                accrued liabilities                                            (169)                341
             Increase (decrease) in due to affiliates, net                    1,629              (1,395)
                                                                            -------             -------

             Net cash provided by (used in) operating activities              1,483              (1,610)
                                                                            -------             -------

Cash flows from investing activities:
   Proceeds from sales of container rental equipment                             44                  --
   Container purchases                                                       (4,976)            (19,683)
   Cash collateral deposit                                                     (447)             (2,306)
                                                                            -------             -------

             Net cash used in investing activities                           (5,379)            (21,989)
                                                                            -------             -------

Cash flows from financing activities:
   General partners' capital contribution                                        --                   1
   Proceeds from sales of limited partnership units                           2,359                  --
   Syndication and offering costs                                              (225)                 --
   Borrowings under revolving credit line                                     3,498              21,282
   Borrowings from affiliates                                                   436               2,393
                                                                            -------             -------

              Net cash provided by financing activities                       6,068              23,676
                                                                            -------             -------

Net increase in cash                                                          2,172                  77
Cash and cash equivalents at beginning of period                                 77                  --
                                                                            -------             -------

Cash and cash equivalents at end of period                                  $ 2,249                  77
                                                                            =======             =======

Interest paid during the period                                             $ 1,021                 133
                                                                            =======             =======

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      STATEMENTS OF CASH FLOWS -- CONTINUED

     For the six months ended June 30, 1996 (unaudited) and the period from
             February 1,1995 (inception) through December 31, 1995
                             (Amounts in thousands)


SUPPLEMENTAL DISCLOSURES:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of equipment purchases, proceeds from sale of limited partnership units, proceeds from sale of Equipment, and syndication and offering costs which had not been paid or received by the Partnership as of June 30, 1996 and December 31, 1995, resulting in differences in amounts recorded and amounts paid or received by the Partnership, as shown in the Statements of Cash Flows for the six-month period ended June 30, 1996 and the period from February 1,1995 (inception) through December 31, 1995.


                                                                                       June 30,     Dec. 31,
                                                                                        1996           1995
                                                                                     -----------    -----------

Equipment purchases included in:
     Due to affiliates..........................................................   $        179            109
     Equipment purchases payable................................................            132          1,935

Proceeds from sale of limited partnership units included in:
     Accounts receivable........................................................             12              -

Proceeds from sale of Equipment included in:
     Due from affiliates........................................................              9             28

Syndication and offering costs included in:
     Due from affiliates........................................................             12              -


The following table summarizes the amounts of equipment purchases, sale of limited partnership units, proceeds from sale of Equipment, and syndication and offering costs recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month period ended June 30, 1996 and the period from February 1,1995 (inception) through December 31, 1995.

                                                                                           1996           1995
                                                                                           ----           ----

Equipment purchases recorded.........................................................     3,243         21,727
Equipment purchases paid.............................................................     4,976         19,683

Proceeds from sale of limited partnership units recorded.............................     2,371              -
Proceeds from sale of limited partnership units received.............................     2,359              -

Proceeds from sale of Equipment recorded.............................................        25             28
Proceeds from sale of Equipment received.............................................        44              -

Syndication and offering costs recorded..............................................       213              -
Syndication and offering costs paid..................................................       225              -

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 June 30 , 1996
            (Dollar amounts in thousands except for per unit amounts)
                                   (unaudited)

NOTE 1.  GENERAL

       Textainer Equipment Income Fund VI (the Partnership) is a California Limited Partnership founded in 1995. The Partnership owns and leases a fleet of intermodal marine cargo container equipment (the Equipment) to international shipping lines.

        The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1996 and December 31, 1995, and the results of its operations, changes in partners' capital, and cash flows for the six-month period ended June 30, 1996 and eleven-month period ended December 31, 1995, have been made.

        The financial information presented herein should be read in conjunction with the audited financial statements and the accompanying Notes included in the Partnership's audited financial statements as of December 31, 1995.

        For purposes of the Statements of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

        Certain reclassifications of prior year amounts have been made in order to conform with the 1996 financial statement presentation.

NOTE 2.  ACQUISITION OF EQUIPMENT

        During the six-month period ended June 30, 1996, the Partnership purchased Equipment with a cost of $3,243.

NOTE 3.  TRANSACTIONS WITH AFFILIATES

        Textainer Capital Corporation (TCC) is the Managing General Partner, and Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are the Associate General Partners of the Partnership. The Managing General Partner and Associate General Partners are collectively referred to as the General Partners. The General Partners manage and control the affairs of the Partnership. The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC, TEM, TL and TAS are subsidiaries of Textainer Group Holdings Limited (TGH). TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, is the Managing Sales agent for the offering of units for sale. The General Partners manage and control the affairs of the Partnership.

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

        In accordance with the Partnership Agreement, the net earnings or losses and partnership distributions are generally allocated 90.5% to the limited partners and 9.5% to the General Partners. Notwithstanding the above, in accordance with the Partnership Agreement, substantially all of the net losses for the period from February 1, 1995 (inception) through December 31, 1995 have been specially allocated to the General Partners.

        As part of the operation of the Partnership, the Partnership is to pay to the General Partners an incentive management fee, an equipment management fee and an equipment liquidation fee, as well as reimbursing the General Partners for certain administrative costs. These fees are for various services provided in connection with the administration and management of the Partnership. No incentive management or equipment liquidation fees were incurred during the first six-month period of 1996, or the period from February 1, 1995 (inception) through December 31, 1995.

        The Equipment of the Partnership is managed by TEM. TEM has authority to acquire, hold, manage, lease, sell and dispose of the Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from Equipment leasing operations; such cash is netted in the amount due to affiliates at June 30, 1996 and December 31, 1995

 .       Subject to certain reductions, TEM receives a monthly Equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $115 and $51 for the six-month period ended June 30, 1996 and the period from February 1, 1995 (inception) through December 31, 1995, respectively. The Equipment is leased by TEM to third-party lessees on operating master leases, spot leases and term leases. The majority are operating leases with limited terms and no purchase options.

        Certain indirect general and administrative costs incurred in performing administrative services necessary to the operation of the Partnership are borne by TEM and allocated to the Partnership based on the ratio of the Partnership's interest in managed Equipment to the total equipment managed by TEM. Indirect general and administrative costs allocated to the Partnership were $130 and $77 for the six-month period ended June 30, 1996 and the period from February 1, 1995 (inception) through December 31, 1995, respectively.

        TCC, in its capacity as managing general partner, also incurred general and administrative costs of $21 and $17 for the six-month period ended June 30, 1996 and the period from February 1, 1995 (inception) through December 31, 1995, respectively.

        The General Partners or TAS may acquire Equipment in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such Equipment for the Partnership. The Equipment may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement.

       The Partnership pays a managing sales agent fee to TSC of up to 9% of the gross proceeds from the sale of limited partnership units, from which TSC pays commissions to independent participating broker/dealers who participate in the offering. The amount of the managing sales agent fee and the broker/dealers' commissions are determined by the volume of units sold to each investor by the broker/dealers. The General Partners or TSC will pay, out of their own corporate funds, all other organization, offering and joint sales costs incurred by the General Partners or TSC.

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

        As of June 30, 1996 and December 31, 1995, due to affiliates, net, are comprised of:

                                                             1996       1995
                                                             ----       ----

         Due to TEM...............................  $         307        171
         Due to TL................................          2,856        890
         Due to TCC and TSC.......................             60         20
                                                            -----      -----

                                                    $       3,223      1,081
                                                            =====      =====

        These amounts payable to TEM, TCC and TSC were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or the accrual and collection of net rental revenues by TEM. The amounts payable to TL include $2,829 which was used to facilitate Equipment purchases and make cash collateral deposits required under the revolving credit facility (note 5).

        It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which were outstanding for more than one month to the extent such balances relate to loans for Equipment purchases. Interest is charged to the Partnership based on the Prime Rate or London Interbank Offered Rate (LIBOR) plus certain margins based on TGH's leverage ratio. During the six-month period ended June 30, 1996 and the period from February 1, 1995 (inception) through December 31, 1995, the Partnership incurred $128 and $31, respectively, in interest charged by the General Partners and their affiliates.

NOTE 4.  RENTALS UNDER OPERATING LEASES

        The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of June 30, 1996:

         Year ended June 30:

         1997.................................................. $ 449
         1998..................................................    49
         1999..................................................    31
         2000..................................................    14
                                                                   --
         Total minimum future rentals receivable............... $ 543
                                                                  ===

NOTE 5.  REVOLVING CREDIT LINE

        The Partnership has a short-term revolving credit facility (the Facility) with an available limit of $25,000 expiring June 30, 1997, which is available for Equipment purchases. Until such time as the Partnership has raised a minimum of $25,000 from the sale of Limited Partnership interests (the Guarantee Period), TGH and TL (the Guarantors) have guaranteed the outstanding principal and interest under the Facility. Balances borrowed under the Facility bear interest at either the Prime Rate (8.25% at June 30, 1996) plus .25%, or LIBOR plus 1.75%, and are secured by all assets of the Partnership. The Partnership pays a commitment fee of 1/2% per annum on the unused portion of the Facility. This fee, as well as the interest on any amounts borrowed, is payable quarterly in arrears. Should the Facility not be renewed upon its expiration, it may, at the Partnership's option, be converted to a four-year term loan, with interest at either the Prime Rate plus 2.25%, or LIBOR plus 3.25%. The Partnership can borrow an amount up to the sum of 90% of the net book value of

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

        Equipment purchased plus the amount of the cash collateral deposit maintained during the Guarantee Period. After the guarantee has been terminated, the Partnership can borrow an amount up to the sum of 60% of the net book value of Equipment plus the amount of the cash collateral deposit maintained.

        At June 30, 1996, the Partnership had borrowed $24,780 under this Facility to finance Equipment purchases and maintained restricted cash collateral deposits of $2,753. The cash collateral is held in a market-rate (4.40% at June 30, 1996), interest-bearing checking account. The account is restricted in use and pledged as collateral for the Facility. Subsequent to June 30, 1996, $1,500 was repaid under this Facility.

        Substantially all of the Partnership's borrowings are currently bearing interest based on the thirty-day LIBOR rate plus 1.75%. The applicable thirty-day LIBOR rate as of July 29, 1996 was 5.438%.

NOTE 6.  COMMITMENTS

        At June 30, 1996, the Partnership has committed to purchase 2 containers at an approximate total purchase price of $7. These commitments were made to TAS, which, as the contracting party, has in turn committed to purchase this Equipment on behalf of the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            (Dollar amounts in thousands except for per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the six-month period ended June 30, 1996. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership began its offering of limited partnership interests to the public on May 10, 1996. The Partnership received its minimum subscription amount of $1,100 on June 17, 1996 and had received offering proceeds totaling $2,371 as of June 30, 1996.

The Partnership has a short-term revolving credit facility (the Facility) with an available limit of $25,000 expiring June 30, 1997, which is available for Equipment purchases. Until such time as the Partnership has raised a minimum of $25,000 from the sale of Limited Partnership interests (the Guarantee Period), TGH and TL (the Guarantors) have guaranteed the outstanding principal and interest under the Facility. Balances borrowed under the Facility bear interest at either the Prime Rate plus .25%, or LIBOR plus 1.75%, and are secured by all assets of the Partnership. The Partnership pays a commitment fee of 1/2% per annum on the unused portion of the Facility. This fee, as well as the interest on any amounts borrowed, is payable quarterly in arrears. Should the Facility not be renewed upon its expiration, it may, at the Partnership's option, be converted to a four-year term loan, with interest at either the Prime Rate plus 2.25%, or LIBOR plus 3.25%. The Partnership can borrow an amount up to the sum of 90% of the net book value of Equipment purchased plus the amount of the cash collateral deposit maintained during the Guarantee Period. After the guarantee has been terminated, the Partnership can borrow an amount up to the sum of 60% of the net book value of Equipment plus the amount of the cash collateral deposit maintained.

On or before termination of its offering of limited partnership interests to the public, the Partnership intends to use available offering proceeds to repay the outstanding balance under the Facility. In the event that the Partnership cannot repay the Facility upon the offering termination, TL or an affiliate will, at the Partnership's request, repay part of the outstanding balance and, in exchange, the Partnership will sell a portion of its Equipment to TL or its affiliate (or to a third party located by TL). The original purchase price of the Equipment sold will be equal to the amount of the Facility repaid by TL or its affiliate. The net sales price for this Equipment will be the Partnership's purchase price for such Equipment reduced by any net revenues (that is, Equipment's pro-rata share of revenues and expenses, including management fees and interest) realized by the Partnership with respect to such Equipment. (See "Risk Factors: Operating Risks" in the Prospectus.)

At June 30, 1996, the Partnership had borrowed $24,780 under this Facility to finance Equipment purchases and maintained restricted cash collateral deposits of $2,753. The cash collateral is held in a market-rate (4.40% at June 30, 1996), interest-bearing checking account. The account is restricted in use and pledged as collateral for the Facility. Subsequent to June 30, 1996, $1,500 was repaid under this Facility.

Substantially all of the Partnership's borrowings are currently bearing interest based on the thirty-day LIBOR rate. The applicable thirty-day LIBOR rate as of July 29, 1996 was 5.438%.

The Partnership's policy is to maintain minimum working capital reserves in an amount equal to 1% of aggregate offering proceeds during the offering period and until proceeds received in the offering (less reserves) are invested in Equipment. Thereafter, working capital reserves may be established at such levels as the Managing General Partner deems necessary to serve the best interest of the Partnership, but in no event less than the lesser of (i) 1% of aggregate offering proceeds, or (ii) $100. (See "Business of the Partnership: Reserves" in the Prospectus.) The Partnership invests working capital and cash flow from operations prior to its distribution to the Partners in short-term, liquid investments. At June 30, 1996, the Partnership's cash of $2,249 was primarily invested in money market accounts.

For the six-month period ended June 30, 1996, the Partnership had net cash activities of $1,483. For the period from February 1, 1995 (inception) through December 31, 1995, net cash used in operating activities totaled $1,610. These amounts reflect the Partnership's commencement of operations, including the receipt of rental revenues and payment of expenses as the Equipment fleet grows. Net cash used in investing activities for the same periods were $5,379 and $21,989, respectively which reflects the amounts the Partnership has invested in Equipment during these periods.

While it is expected that net cash from operating activities will continue to improve during the initial purchase and lease-up phase of the Partnership, such improvement may be tempered by the fact that the Partnership's principal lessees, shipping lines, are currently experiencing over-capacity, in part due to the delivery of new ships. This over-capacity has, in some instances, caused shipping lines to reduce freight rates, which could affect the profitability of their business, resulting in the possibility of delays in the remittance of rental payments, pressure on Equipment rental rates, and, in extreme cases, bankruptcy of some shipping lines. As discussed more fully below under "Results of Operations", utilization rates have reflected a lower demand for Equipment, and this over-capacity could further affect these rates.

At June 30, 1996, the Partnership had committed to purchase 2 containers at an approximate total price of $7. In the event the Partnership decides not to purchase the Equipment, one of the General Partners or its affiliates will retain the Equipment for its own account.

RESULTS OF OPERATIONS

Because the Partnership has only recently been formed, the results of its operations for the six-month period ended June 30, 1996 and for the period from February 1, 1995 (inception) through December 31, 1995 are not representative of the results expected after the discontinuation of the Offering and the completion of the purchase of the initial portfolio of Equipment. The Partnership sustained net losses of $552 and $400 during the six-month period ended June 30, 1996 and the period from February 1, 1995 (inception) through December 31, 1995, respectively. These financial results include non-cash depreciation expenses of $738 and $429 for the respective periods.

The Partnership's operations, which consist of rental revenue, Equipment depreciation, direct operating expenses, management fees, interest, and reimbursement of administrative expenses were directly related to the size of the Equipment fleet during the six-month period ended June 30, 1996 and the period from February 1, 1995 (inception) to December 31, 1995. The following is a summary of the size of the Equipment fleet (in units) at the end of each quarter during the period from February 1, 1995 (inception) through June 30, 1996.

              June 30, 1995.................         198
              September 30, 1995............       3,995
              December 31, 1995.............       6,614
              March 31, 1996................       7,239
              June 30, 1996.................       7,596

Rental income and direct operating expenses are also affected by the lease utilization percentages for the Equipment which were 73% and 57% on average during the six-month period ended June 30, 1996 and the period from June 1995 to December 1995; utilization as of June 30, 1996 was 77%. Lease utilization percentages tend to increase gradually during the initial purchase and lease-up phase of the Partnership.

Carefully managed additions of Equipment, and the time required to lease the Equipment contribute to the lease utilization percentage growth.

The Partnership's results of operations may be affected by other economic factors. For Textainer's Equipment fleet, utilization rates rose during the first three quarters of 1995, but began to decrease during the fourth quarter and continued to decline in the first and second quarters of 1996. The General Partners believe that this softening in demand has been due, in part, to a slow-down in activity in the Asia-North America trade route as well as to seasonal factors. The General Partners have seen recent evidence of some stabilization in utilization rates for certain Equipment types; however, there can be no assurance regarding the trend for utilization in the future. Rental rates have also been restrained by quantity rate discounts granted to the Partnership's larger Equipment lessees. Additionally, as previously discussed, shipping lines, which will be the principal lessees of the Equipment, are currently experiencing over-capacity, which may adversely affect rental payments and/or rates and utilization.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 1996 which would result in such risk materializing. Other risks of the Partnership's leasing operations include competition, the cost of repositioning Equipment after it comes off-lease, the risk of an uninsured loss, increases in maintenance expenses or other costs of operating the Equipment, and the effect of world trade and/or general business and economic cycles on the Partnership's operations. (See "Risk Factors:
Business Risks" in the Prospectus.)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TEXTAINER EQUIPMENT INCOME FUND VI, L.P.

                                        (A California Limited Partnership)

                                        By Textainer Capital Corporation
                                        The Managing General Partner

                                        By
                                            ----------------------------
                                            John R. Rhodes
                                            Executive Vice President

Date: August 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                    Title                                      Date

- ------------------------------               President (Principal Executive             August 12, 1996
James E. Hoelter                             Officer) and Director

- ------------------------------               Executive Vice President,                  August 12, 1996
John R. Rhodes                               (Principal Financial and
                                             Accounting Officer)
                                             Secretary and Treasurer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TEXTAINER EQUIPMENT INCOME FUND VI, L.P.

                                        (A California Limited Partnership)

                                        By Textainer Capital Corporation
                                        The Managing General Partner

                                        By /s/John R. Rhodes
                                           ------------------------------
                                           John R. Rhodes
                                           Executive Vice President

Date: August 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                    Title                                      Date

/s/ James E. Hoelter
- ------------------------------               President (Principal Executive             August 12, 1996
James E. Hoelter                             Officer) and Director



/s/ John R. Rhodes
- ------------------------------               Executive Vice President,                  August 12, 1996
John R. Rhodes                               (Principal Financial and
                                             Accounting Officer)
                                             Secretary and Treasurer