Form 10-Q
period 1996-09-30
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 1996-11-12
CIK 1003638

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                      QUARTERLY REPORT ON FORM 10Q FOR THE
                        QUARTER ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS



                                                                                              PAGE
ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995..........        3

         Statements of Operations for the nine and three months ended September
         30, 1996 (unaudited) and the period from February 1, 1995
         (inception) through December 31, 1995..........................................        4

         Statements of Partners' Capital (Deficit) for the nine months ended
         September 30, 1996 (unaudited) and the period from February 1, 1995
         (inception) through December 31, 1995..........................................        5

         Statements of Cash Flows for the nine months
         ended September 30, 1996 (unaudited) and the period from February 1, 1995
         (inception) through December 31, 1995..........................................        6

         Notes to Financial Statements (unaudited)......................................        8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................................       12

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    September 30, 1996 and December 31, 1995
                             (Amounts in thousands)

                                                       1996          1995
                                                     -------        ------
                                                   (unaudited)
ASSETS
Container rental equipment, net of accumulated
     depreciation of $1,544 (1995: $429)             $25,002        21,279
Cash                                                   1,624            77
Cash collateral deposit (note 5)                       1,774         2,306
Accounts receivable, net of allowance
     for doubtful accounts of $28 (1995: $16)            933           525
Prepaid expenses                                          34            52
                                                     -------        ------

                                                     $29,367        24,239
                                                     =======        ======
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
     Accounts payable                                $    95            65
     Accrued liabilities                                 110           275
     Due to affiliates, net (note 3)                     407         1,081
     Equipment purchases payable                       1,604         1,935
     Note payable to bank (note 5)                    15,780        21,282
                                                     -------        ------

          Total liabilities                           17,996        24,638
                                                     -------        ------
Partners' capital (deficit):
     General partners                                   (464)         (399)
     Limited partners                                 11,835            --
                                                     -------        ------

          Total partners' capital (deficit)           11,371          (399)
                                                     -------        ------
Commitments (note 6)
                                                     $29,367        24,239
                                                     =======        ======


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

             For the nine and three months ended September 30, 1996
 and for the period from February 1, 1995 (inception) through December 31, 1995
       (Dollar amounts in thousands except for unit and per unit amounts)


                                                               NINE MONTHS        THREE MONTHS        INCEPTION
                                                                     ENDED               ENDED          THROUGH
                                                            SEPT. 30, 1996      SEPT. 30, 1996    DEC. 31, 1995
                                                            --------------      --------------    -------------
                                                              (UNAUDITED)         (UNAUDITED)
Rental Income                                                     $  2,644               1,003             732
                                                                  --------            --------            ----
Costs and expenses:
    Direct container expenses                                          402                 173             181
    Bad debt expense                                                     7                   5              16
    Depreciation                                                     1,117                 379             429
    Professional fees                                                   31                   3               7
    Management fees to affiliates (note 3)                             192                  78              51
    General administrative costs to affiliates (note 3)                218                  67              94
    Other general and administrative costs                              24                  10              15
                                                                  --------            --------            ----

                                                                     1,991                 715             793
                                                                  --------            --------            ----

    Income (loss) from operations                                      653                 288             (61)
                                                                  --------            --------            ----
Other income (expense):
    Interest expense, net                                           (1,277)               (353)           (347)
    Gain on sales of containers                                         20                  13               8
                                                                  --------            --------            ----

                                                                    (1,257)               (340)           (339)
                                                                  --------            --------            ----

    Net loss                                                      $   (604)                (52)           (400)
                                                                  ========            ========            ====
Allocation of net loss  (note 3):
    General Partners                                              $    (57)                 (5)           (400)
    Limited Partners                                                  (547)                (47)             --
                                                                  --------            --------            ----

                                                                  $   (604)                (52)           (400)
                                                                  ========            ========            ====
Limited partners' per unit share of
    net loss                                                      $  (2.55)           $  (0.11)
                                                                  --------            --------
Limited partners' per unit share
    of distributions                                              $   0.34            $   0.16
                                                                  --------            --------
Weighted average number of limited
    partnership units outstanding                                  214,565             444,362               5
                                                                  ========            ========            ====


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

          For the nine months ended September 30, 1996 (unaudited) and for the period from February 1, 1995 (inception) through December 31, 1995
                             (Amounts in thousands)


                                                             PARTNERS' CAPITAL (DEFICIT)
                                                          ---------------------------------
                                                          GENERAL      LIMITED        TOTAL
                                                          -------      -------        -----
Proceeds from general partners' capital contribution       $   1            --             1

Net loss                                                    (400)           --          (400)
                                                           -----        ------        ------

Balances at December 31, 1995                              $(399)           --          (399)
                                                           =====        ======        ======

Balances at January 1, 1996                                $(399)           --          (399)

Distributions                                                 (8)          (72)          (80)

Proceeds from sale of limited partnership units               --        13,686        13,686

Syndication and offering costs                                --        (1,232)       (1,232)

Net loss                                                     (57)         (547)         (604)
                                                           -----        ------        ------

Balances at September 30, 1996                             $(464)       11,835        11,371
                                                           =====        ======        ======


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                For the nine months ended September 30, 1996 and for the period from February 1, 1995 (inception) through December 31, 1995
                             (Amounts in thousands)


                                                                         1996          1995
                                                                      -----------     -------
                                                                      (unaudited)
Cash flows from operating activities:
   Net loss                                                            $  (604)          (400)
   Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
         Depreciation                                                    1,117            429
         Increase in allowance for doubtful accounts                        12             16
         Gain on sales of container rental equipment                       (20)            (8)
         Changes in assets and liabilities:
             Increase in accounts receivable                              (297)          (541)
             Decrease (increase) in prepaid expenses                        18            (52)
             (Decrease) increase in accounts payable and
                accrued liabilities                                       (145)           341
             Increase (decrease) in due to affiliates, net               1,601         (1,395)
                                                                       -------        -------

             Net cash provided by (used in) operating activities         1,682         (1,610)
                                                                       -------        -------
Cash flows from investing activities:
   Proceeds from sales of container rental equipment                        94             --
   Container purchases                                                  (5,137)       (19,683)
   Cash collateral deposit                                                 532         (2,306)
                                                                       -------        -------

             Net cash used in investing activities                      (4,511)       (21,989)
                                                                       -------        -------
Cash flows from financing activities:
   General partners' capital contribution                                   --              1
   Distributions to partners                                               (62)            --
   Proceeds from sales of limited partnership units                     13,563             --
   Syndication and offering costs                                       (1,230)            --
   (Repayments) borrowings under revolving credit line                  (5,502)        21,282
   (Repayments) borrowings from affiliates                              (2,393)         2,393
                                                                       -------        -------

              Net cash provided by financing activities                  4,376         23,676
                                                                       -------        -------
Net increase in cash                                                     1,547             77
Cash at beginning of period                                                 77             --
                                                                       -------        -------

Cash at end of period                                                  $ 1,624             77
                                                                       =======        =======

Interest paid during the period                                        $ 1,589            133
                                                                       =======        =======



See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS--CONTINUED

  For the nine months ended September 30, 1996 (unaudited) and the period from
              February 1,1995 (inception) through December 31, 1995
                             (Amounts in thousands)


SUPPLEMENTAL DISCLOSURES:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of equipment purchases, proceeds from sale of limited partnership units, proceeds from sale of Equipment, distributions to partners, and syndication and offering costs which had not been paid or received by the Partnership as of September 30, 1996 and December 31, 1995, resulting in differences in amounts recorded and amounts paid or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month period ended September 30, 1996 and the period from February 1,1995 (inception) through December 31, 1995.

                                                                       Sept. 30,       Dec. 31,
                                                                         1996           1995
                                                                       --------        -------
Equipment purchases included in:
     Due to affiliates..............................................   $  192             109
     Equipment purchases payable....................................    1,604           1,935

Proceeds from sale of limited partnership units included in:
     Accounts receivable............................................      123              --

Proceeds from sale of equipment included in:
     Due from affiliates............................................        3              28

Distributions to partners included in:
     Due to affiliates..............................................        9               1
     Accounts payable and accrued liabilities.......................       10              --

Syndication and offering costs included in:
     Due to affiliates..............................................        2              --

The following table summarizes the amounts of equipment purchases, sale of limited partnership units, proceeds from sale of Equipment, distributions to partners, and syndication and offering costs recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month period ended September 30, 1996 and the period from February 1, 1995 (inception) through December 31, 1995.

                                                                1996           1995
                                                                ----           ----
Equipment purchases recorded ...........................       $ 4,889        21,727
Equipment purchases paid ...............................         5,137        19,683

Proceeds from sale of limited partnership units
  recorded..............................................        13,686            --
Proceeds from sale of limited partnership units
  received..............................................        13,563            --

Proceeds from sale of Equipment recorded ...............            69            28
Proceeds from sale of Equipment received ...............            94            --

Distributions to partners declared .....................            80            --
Distributions to partners paid .........................            62            --

Syndication and offering costs recorded ................         1,232            --
Syndication and offering costs paid ....................         1,230            --



See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1996
       (Dollar amounts in thousands except for unit and per unit amounts)
                                   (unaudited)

NOTE 1.  GENERAL

        Textainer Equipment Income Fund VI, L.P. (the Partnership) is a California Limited Partnership founded in 1995. The Partnership owns and leases a fleet of intermodal marine cargo container equipment (the Equipment) to international shipping lines.

        The accompanying interim financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1996 and December 31, 1995, and the results of its operations, changes in partners' capital (deficit), and cash flows for the nine- and three-month periods ended September 30, 1996 and eleven-month period ended December 31, 1995, have been made.

        The financial information presented herein should be read in conjunction with the audited financial statements and the accompanying Notes included in the Partnership's audited financial statements as of December 31, 1995.

        Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.  ACQUISITION OF EQUIPMENT

        During the nine-month period ended September 30, 1996 and the period from February 1, 1995 (inception) through December 31, 1995, the Partnership purchased Equipment with a cost of $4,889 and $21,727, respectively.

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

       As part of the operation of the Partnership, the Partnership is to pay to the General Partners an incentive management fee, an equipment management fee and an equipment liquidation fee, as well as reimbursing the General Partners for certain administrative costs. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $7 of incentive management fees during both the nine- and three-month periods ended September 30, 1996. No incentive management fees were incurred during the period from February 1, 1995 (inception) through December 31, 1995. No equipment liquidation fees were incurred during the first nine-month period of 1996, or the period from February 1, 1995 (inception) through December 31, 1995.

       The Equipment of the Partnership is managed by TEM. TEM has authority to acquire, hold, manage, lease, sell and dispose of the Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from Equipment leasing operations; such cash is netted in the amount due to affiliates at September 30, 1996 and December 31, 1995.

       Subject to certain reductions, TEM receives a monthly Equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $185 and $71 for the nine- and three-month periods ended September 30, 1996 and $51 for the period from February 1, 1995 (inception) through December 31, 1995. The Equipment is leased by TEM to third-party lessees on operating master leases, spot leases and term leases. The majority are operating leases with limited terms and no purchase options.

       Certain indirect general and administrative costs incurred in performing administrative services necessary to the operation of the Partnership are borne by TEM and allocated to the Partnership based on the ratio of the Partnership's interest in managed Equipment to the total equipment managed by TEM. Indirect general and administrative costs allocated to the Partnership were $189 and $59 for the nine- and three-month periods ended September 30, 1996 and $77 for the period from February 1, 1995 (inception) through December 31, 1995, respectively.

       TCC, in its capacity as managing general partner, also incurred general and administrative costs of $29 and $8 for the nine- and three-month period ended September 30, 1996 and $17 for the period from February 1, 1995 (inception) through December 31, 1995, respectively.

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

        As of September 30, 1996 and December 31, 1995, due to affiliates, net, are comprised of:

                                             1996        1995
                                             ----        ----
                    Due to TEM ..........    $347          171
                    Due (from) to TL ....     (25)         890
                    Due to TCC and TSC...      85           20
                                             ----        -----
                                             $407        1,081
                                             ====        =====

       These amounts payable to TEM, TCC and TSC were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or the accrual and collection of net rental revenues by TEM. The amounts payable to TL at December 31, 1995 include $2,393 which was used to facilitate Equipment purchases and make cash collateral deposits required under the revolving credit facility (note 5).


       It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which were outstanding for more than one month to the extent such balances relate to loans for Equipment purchases. Interest is charged to the Partnership based on the Prime Rate or London Interbank Offered Rate (LIBOR) plus certain margins based on TGH's leverage ratio. There was no interest charged on intercompany balances for the nine- and three-month periods ending September 30, 1996. During the period from February 1, 1995 (inception) through December 31, 1995, the Partnership incurred $31 in interest charged by the General Partners and their affiliates.


NOTE 4.  RENTALS UNDER OPERATING LEASES

       The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of September 30, 1996:

                     Year ended September 30:
                     1997 ......................................         $429
                     1998 ......................................           78
                     1999 ......................................           24
                                                                         ----

                     Total minimum future rentals receivable ...         $531
                                                                         ====

NOTE 5.  REVOLVING CREDIT LINE

        The Partnership has a short-term revolving credit facility (the Facility) with an available limit of $25,000 expiring June 30, 1997, which is available for Equipment purchases. Until such time as the Partnership has raised a minimum of $25,000 from the sale of Limited Partnership interests (the Guarantee Period), TGH and TL (the Guarantors) have guaranteed the outstanding principal and interest under the Facility. Balances borrowed under the Facility bear interest at either the Prime Rate (8.25% at September 30, 1996) plus .25%, or LIBOR plus 1.75%, and are secured by

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED


        all assets of the Partnership. The Partnership pays a commitment fee of 1/2% per annum on the unused portion of the Facility. This fee, as well as the interest on any amounts borrowed, is payable quarterly in arrears. Should the Facility not be renewed upon its expiration, it may, at the Partnership's option, be converted to a four-year term loan, with interest at either the Prime Rate plus 2.25%, or LIBOR plus 3.25%. The Partnership can borrow an amount up to the sum of 90% of the net book value of Equipment purchased plus the amount of the cash collateral deposit maintained during the Guarantee Period. After the guarantee has been terminated, the Partnership can borrow an amount up to the sum of 60% of the net book value of Equipment plus the amount of the cash collateral deposit maintained.

        At September 30, 1996, the Partnership had borrowed $15,780 under this Facility to finance Equipment purchases and maintained restricted cash collateral deposits of $1,774. The cash collateral is held in a market-rate (4.40% at September 30, 1996), interest-bearing checking account. The account is restricted in use and pledged as collateral for the Facility. Subsequent to September 30, 1996, $3,000 was repaid under this Facility.

        Substantially all of the Partnership's borrowings are currently bearing interest based on the thirty-day LIBOR rate plus 1.75%. The applicable thirty-day LIBOR rate as of October 30, 1996 was 5.375%.

NOTE 6.  COMMITMENTS

        At September 30, 1996, the Partnership has committed to purchase 150 containers at an approximate total purchase price of $510. These commitments were made to TAS, which, as the contracting party, has in turn committed to purchase this Equipment on behalf of the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       (Dollar amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the nine and three-month periods ended September 30, 1996. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership began its offering of limited partnership interests to the public on May 10, 1996. The Partnership received its minimum subscription amount of $1,100 on June 17, 1996 and had received offering proceeds totaling $13,686 as of September 30, 1996.

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

At September 30, 1996, the Partnership had borrowed $15,780 under this Facility to finance Equipment purchases and maintained restricted cash collateral deposits of $1,774. The cash collateral is held in a market-rate (4.40% at September 30, 1996), interest-bearing checking account. The account is restricted in use and pledged as collateral for the Facility. Subsequent to September 30, 1996, $3,000 was repaid under this Facility.

Substantially all of the Partnership's borrowings are currently bearing interest based on the thirty-day LIBOR rate plus 1.75%. The applicable thirty-day LIBOR rate as of October 30, 1996 was 5.375%.

Amounts payable to TL at December 31, 1995 include $2,393 which was used to facilitate Equipment purchases and make cash collateral deposits required under the revolving credit facility. At September 30, 1996 this amount had been paid off and no amounts were owed to TL for Equipment purchases or cash collateral deposits.

The Partnership's policy is to maintain minimum working capital reserves in an amount equal to 1% of aggregate offering proceeds during the offering period and until proceeds received in the offering (less reserves) are invested in Equipment. Thereafter, working capital reserves may be established at such levels as the Managing General Partner deems necessary to serve the best interest of the Partnership, but in no event less than the lesser of (i) 1% of aggregate offering proceeds, or (ii) $100. (See "Business of the Partnership:
Reserves" in the Prospectus.) The Partnership invests working capital and cash flow from operations prior to its distribution to the Partners in short-term, liquid investments. At September 30, 1996, the Partnership's cash of $1,624 was primarily invested in money market accounts.

During the nine-month period ended September 30, 1996, the Partnership declared cash distributions to limited partners pertaining to the period from July 1996 through August 1996 in the amount of $72. These distributions represent a return of 10.00% of original capital (measured on an annualized basis) on each unit. On a GAAP basis all of these distributions were a return of capital. On a cash basis all of these distributions were from operations.

For the nine-month period ended September 30, 1996, the Partnership had net cash provided by operating activities of $1,682. For the period from February 1, 1995 (inception) through December 31, 1995, net cash used in operating activities totaled $1,610. These amounts reflect the Partnership's commencement of operations, including the receipt of rental revenues and payment of expenses as the Equipment fleet grows. Additionally, net cash from operations was impacted by amounts due to and from affiliates, which reflect timing differences in the accrual and payment of net rental revenues, fees and other expenses to or from TEM and affiliates. Net cash used in investing activities for the same periods were $4,511 and $21,989, respectively which primarily reflects the amounts the Partnership has invested in Equipment during these periods.

While it is expected that net cash from operating activities will continue to improve during the initial purchase and lease-up phase of the Partnership, such improvement may be tempered by current lower than average utilization and rental rates for Equipment and by the fact that the Partnership's principal lessees, shipping lines, are currently experiencing over-capacity, in part due to the delivery of new, large capacity ships. This over-capacity has caused shipping lines to reduce freight rates and has affected the profitability of their business, resulting in the need to reduce costs. This is producing downward pressure on lease rates. Delays in the remittance of rental payments, and in extreme cases, bankruptcy of some shipping lines may occur if profitability continues to erode. As noted above and discussed more fully below under "Results of Operations", utilization rates have reflected a lower demand for containers, and this over-capacity could also further affect utilization.



At September 30, 1996, the Partnership had committed to purchase 150 containers at an approximate total price of $510. In the event the Partnership decides not to purchase the Equipment, one of the General Partners or its affiliates will purchase the Equipment for its own account.

RESULTS OF OPERATIONS

Because the Partnership has only recently been formed, the results of its operations for the nine-month period ended September 30, 1996 and for the period from February 1, 1995 (inception) through December 31, 1995 are not representative of the results expected after the discontinuation of the Offering and the completion of the purchase of the initial portfolio of Equipment. The Partnership sustained net losses of $604 and $400 during the nine-month period ended September 30, 1996 and the period from February 1, 1995 (inception) through December 31, 1995, respectively. These financial results include non-cash depreciation expenses of $1,117 and $429 for the respective periods. The Partnership sustained a loss of $52 for the three-month period ended September 30, 1996 which includes non-cash depreciation expense of $379.

The Partnership's operations, which consist of rental revenue, Equipment depreciation, direct operating expenses, management fees, interest, and reimbursement of administrative expenses were directly related to the size of the Equipment fleet during the nine-month period ended September 30, 1996 and the period from February 1, 1995 (inception) to December 31, 1995. The following is a summary of the size of the Equipment fleet (in units) at the end of each quarter during the period from February 1, 1995 (inception) through September 30, 1996.

                     June 30, 1995 .........           198
                     September 30, 1995 ....         3,995
                     December 31, 1995 .....         6,614
                     March 31, 1996 ........         7,239
                     June 30, 1996 .........         7,596
                     September 30, 1996 ....         8,143

Rental income and direct operating expenses are also affected by the lease utilization percentages for the Equipment which were 76% and 57% on average during the nine-month period ended September 30, 1996 and the period from June 1995 to December 1995, respectively; utilization as of September 30, 1996 was 81%. Lease utilization percentages tend to increase gradually during the initial purchase and lease-up phase of the Partnership. Carefully managed additions of Equipment, and the time required to lease the added Equipment contribute to the lease utilization percentage growth. Nevertheless, the factors discussed above may adversely affect utilization rates in the future.

The Partnership's results of operations may be affected by other economic factors. For the fleet managed by TEM, utilization began to decrease in the last quarter of 1995 and has continued to decline in the first three quarters of 1996. The General Partners believe that this softening in demand has been due, in part, to a slow-down in activity in the Asia-North America trade route. Additionally, as noted above, the Partnership's principal lessees, shipping lines, are currently experiencing over-capacity, which may adversely affect rental payments and/or rates and utilization which is likely affecting rental rates. Rental rates have also been restrained by quantity rate discounts granted to the Partnership's larger Equipment lessees.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 1996 which would result in such risk materializing.

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


                                 TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                                 (A California Limited Partnership)

                                 By Textainer Capital Corporation
                                 The Managing General Partner



                                 By /s/John R. Rhodes
                                    ----------------------------------------
                                    John R. Rhodes
                                    Executive Vice President


Date: November 14, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                  Title                             Date
/s/James E. Hoelter        President (Principal Executive    November 14, 1996
----------------------     Officer) and Director
James E. Hoelter


/s/John R. Rhodes          Executive Vice President,         November 14, 1996
----------------------     (Principal Financial and
John R. Rhodes             Accounting Officer)
                           Secretary and Treasurer