Form 10-K
period 1996-12-31
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 1997-03-28
CIK 1003638

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


March 27, 1997


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Partnership") the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

The financial statements included in the enclosed Annual Report on Form 10K do not reflect a change from the preceding year in any accounting principles or practices, or in the method of applying any such principles or practices.

This filing is being effected by direct transmission to the Commission's EDGAR System.

Sincerely,

Nadine Forsman
Controller

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington DC 20549

                                    FORM 10K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

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

         650 California Street, 16th Floor, San Francisco, CA 94108
          (Address of Principal Executive Offices)      (ZIP Code)

            Registrant's telephone number, including area code:
                              (415) 434-0551

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[  ]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within 60 days prior to the date of the filing.

Not Applicable.

Documents Incorporated by Reference

The Registrant's Prospectus as contained in Pre-Effective Amendment No. 4 to the Registrant's Registration Statement, as filed with the Commission on May 10, 1996 and supplemented by Supplement No. 1, as filed with the Commission under Rule 424(b) of the Securities Exchange Act of 1933 on March 24, 1997.

                                     PART I


ITEM 1   DESCRIPTION OF BUSINESS

For more detailed information about the Registrant's business, see "Business of the Partnership" in the Prospectus as supplemented.

(a)      General Development of Business

                          (Dollar amounts in thousands)

         The Registrant is a California limited partnership formed on February 1, 1995 (Inception Date) to purchase, own, operate, lease, and sell equipment (the Equipment) used in the containerized cargo shipping industry. The Registrant commenced offering units representing limited partnership interests (Units) to the public on May 10, 1996 in accordance with its Registration Statement. As of December 31, 1996, the Registrant had raised a total of $25,133 from the offering. The use of those proceeds is summarized as follows:

                                                                               AMOUNT              %

                  Gross Proceeds                                                 $ 25,133       100%
                                                                                   ======       ====

                  Public Offering Expenses:
                       Commissions                                              $   2,262         9%
                  Purchases of Equipment                                           22,620        90%
                  Initial Working Capital Reserve                                     251         1%
                                                                                 --------       ----

                                                                                 $ 25,133       100%
                                                                                   ======       ====

         The Managing General Partner has decided to terminate the Partnership's offering effective April 30, 1997. The primary reason for this decision is the current decrease in demand for containers and the associated decline in lease rates and utilization, which is discussed more fully under "Management's Discussion and Analysis of Financial Condition and Results of Operations". Funds raised in the public offering (less commissions and reserves) have been, and will continue to be, invested in containers.

         See Item 10 herein for a description of the Registrant's General Partners.

(b)      Financial Information About Industry Segments

         Inapplicable.

(c)      Narrative Description of Business

(c)(1)(i) A container leasing company generally, and the Registrant specifically, is an operating business comparable to a rental car business. A customer can lease a car from a bank leasing department for a monthly charge which represents the cost of the car, plus interest, amortized over the term of the lease; or the customer can rent the same car from a rental car company at a much higher daily lease rate. The customer is willing to pay the higher daily rate for the convenience and value-added features provided by the rental car company, the most important of which is the ability to pick up the car where it is most convenient, use it for the desired period of time, and then drop it off at a location convenient to the customer. Rental car companies compete with one another on the basis of lease rates, availability of cars, and the provision of additional services. They generate revenues by maintaining the highest lease rates and the highest utilization factors that market conditions will allow, and by augmenting this income with proceeds from sales of insurance, drop-off fees, and other special charges. A large percentage of lease revenues earned by car rental companies are generated under corporate rate agreements wherein, for a stated period of time, employees of a participating corporation can rent cars at specific terms, conditions and rental rates. Buying the cars at fleet prices and selling them in the secondary market are also key elements to the successful operation of a rental car business.

                  Container leasing companies and the Registrant operate in a similar manner by owning and leasing a worldwide fleet of new and used transportation containers to international shipping companies hauling various types of goods among numerous trade routes. In addition to paying a daily rental rate, all lessees must either provide physical damage and liability insurance or purchase a damage waiver from the Registrant, in which case the Registrant agrees to pay the cost of repairing any physical damage to containers caused by lessees, special handling fees and/or drop-off charges may also be charged in certain markets. Container leasing companies compete with one another on the basis of lease rates, availability of equipment and services provided. Revenues and profits are generated by maintaining the highest lease rates and the highest equipment utilization factors allowed by market conditions. Rental revenues from containers result primarily under master leases which are comparable to the corporate rate agreements used by rental car companies. The master leases provide that container leasing customers, for a specified period of time, may rent containers at specific terms, conditions and rental rates. Although the terms of the master lease governing each container do not vary, the number of containers in use can vary from time to time within the term of the master lease. The terms and conditions of the master lease provide that the lessee pays a daily rental rate for the entire time the container is in his possession (whether or not he is actively using it), is responsible for any damage, and must insure the container against liabilities. For a more detailed discussion of the leases for the Partnership's Equipment, see "Leasing Policy" under "Business of the Partnership" in the Registrant's Prospectus, as supplemented. Rental car companies usually purchase only new cars, but since containers are completely standardized, a used container in serviceable condition usually rents for the same rate as a new one although the purchase price is lower. The Registrant also sells containers in the course of its business if opportunities arise or at the end of the container's useful life. See "Business of the Partnership" in the Registrant's Prospectus, as supplemented.

(c)(1)(ii)        Inapplicable.

(c)(1)(iii)       Inapplicable.

(c)(1)(iv)        Inapplicable.

(c)(1)(v)         Inapplicable.

(c)(1)(vi)        Inapplicable.

(c)(1)(vii) Two lessees had rental billing for the year ended December 31, 1996 of 19.44% and 15.19% of the total rental billing of the Registrant. No other single lessee had 10% or more of the total rental billing of the Registrant. The Partnership has insurance that would cover loss of revenue as a result of default under all its leases and for the recovery cost or replacement value of all the containers including those of these lessees. The insurance covers loss of lease revenues for a specified period of time, and not necessarily for the term of the lease. The insurance is renewable annually, and the General Partners believe that it is probable that the Partnership would be able to recover insurance proceeds in the event of a loss. Because of this insurance and because the Partnership would likely be able, over a period of time, to re-lease any Equipment that was returned to the Partnership, the General Partners believe that the loss of these lessees would not have material adverse impact on the Partnership's operating results. Because these are forward looking statements, there can be no assurance that events will occur as the General Partners have predicted and these statements could be affected by material adverse events in the future, such as the Partnership's loss of insurance or the Partnership's inability to re-lease Equipment that is returned to the Partnership by the lessee.


(c)(1)(viii)      Inapplicable.

(c)(1)(ix)        Inapplicable.

(c)(1)(x)         There  are  approximately  80  container  leasing companies of which the top ten control approximately 93% of the total equipment held by all container leasing companies. The top two container leasing companies control approximately 28% each of the total equipment held by all container leasing companies. Textainer Equipment Management Limited, an Associate General Partner of the Registrant and the manager of its marine container equipment, is the third largest container leasing company and controls approximately 9% of the equipment held by all container leasing companies. The
                  Registrant alone is not a material participant in the worldwide container leasing market. The principal methods of competition are price and the provision of worldwide service to the international shipping community. Additionally, shipping alliances and other operational consolidations among shipping lines have recently allowed shipping lines to operate with fewer containers, thereby decreasing the demand for leased containers. Competition among lessors, such as the Registrant, has therefore increased.

(c)(1)(xi)        Inapplicable.

(c)(1)(xii)       Inapplicable.

(c)(1)(xiii)      The Registrant has no employees. Textainer Capital Corporation
                  (TCC),  the managing  General  Partner of the  Registrant,  is responsible for the overall  management of the business of the
                  Registrant   and  has  26   employees.   Textainer   Equipment
                  Management Limited (TEM), an Associate General Partner, is responsible for the management of the leasing operations of the Registrant and has a total of 138 employees.

(d)      Financial Information about Foreign and Domestic Operations and  Export
         Sales.

         The Registrant is involved in the leasing of shipping containers to international shipping companies for use in world trade and approximately 7.32% of the Registrant's rental revenue during the year ended December 31, 1996 was derived from operations sourced or terminated domestically and all rental revenue for the period from February 1, 1995 (inception) to December 31, 1995 was derived from operations sourced or terminated internationally. This percentage does not reflect the proportion of the Partnership's income from operations generated in domestic waterways. Substantially all of the Partnership's income from operations is derived from assets employed in foreign operations. See "Business of the Partnership" and for a discussion of the risks of leasing containers for use in world trade, "Risk Factors" in the Registrant's Prospectus, as supplemented.

ITEM 2 - PROPERTIES

As of December 31, 1996, the Registrant owned the following types and quantities of equipment:

           20-foot standard dry freight containers.........................................        3,423
           40-foot standard dry freight containers.........................................        4,452
           40-foot high cube dry freight containers........................................        1,224
                                                                                                   -----

                                                                                                   9,099
                                                                                                   =====

During December 1996, approximately 84% of these shipping containers were on lease to international shipping companies and the balance was being stored at shipping container manufacturers' locations and at a large number of storage depots located worldwide.

During the period from June 17, 1996, when the Registrant had raised its minimum subscription amount, to December 31, 1996, the Registrant was in the process of purchasing its initial portfolio of Equipment.

For  information  about  the  Registrant's   property,   see  "Business  of  the
Partnership" in the Registrant's Prospectus, as supplemented.

ITEM 3 - LEGAL PROCEEDINGS

The Registrant is not subject to any legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Inapplicable.

                                     PART II

ITEM 5 - MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
         MATTERS

(a)      Market Information.

(a)(1)(i) The units of limited partnership in the Registrant are not publicly traded and there is no established trading market for such Units. The Registrant has a program whereby Limited Partners may redeem Units for a specified redemption price.

(a)(1)(ii)        Inapplicable

(a)(1)(iii)       Inapplicable.

(a)(1)(iv)        Inapplicable.

(a)(1)(v)         Inapplicable.

(a)(2)            Inapplicable.

(b)      Holders.

(b)(1) As of January 1, 1997, there were 1,354 holders of record of limited partnership interests in the Registrant.

(b)(2)            Inapplicable.

(c)      Dividends.

         Inapplicable.

For details of the distributions which are made monthly by the Registrant to its limited partners, see Item 6 "Selected Financial Data".

ITEM 6 - SELECTED FINANCIAL DATA

         (Dollar amounts in thousands except for per unit amounts)

                                                                        Year Ended      Period from Feb. 1,
                                                                       December 31,     1995 (inception) to
                                                                                           December 31,
                                                                           1996                 1995

Rental Income..........................................................  $   3,815               732

Net Loss...............................................................  $   (580)             (400)

Net Loss per Unit of Limited Partnership Interest......................  $  (1.33)               N/A

Distributions Per Unit of Limited Partnership Interest.................  $    1.05               N/A

Distributions Per Unit of Limited Partnership Interest
    representing a return of capital...................................  $    1.05               N/A

Total Assets...........................................................  $  30,528            24,239

Outstanding Balance on Revolving Credit Line...........................  $   8,780            21,282


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (Dollar amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the year ended December 31, 1996 and for the period from February 1, 1995 (inception) through December 31, 1995 . Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

The Partnership began its offering of limited partnership interests to the public on May 10, 1996. The Partnership received its minimum subscription amount of $1,100 on June 17, 1996. The cumulative proceeds of the offering at the end of each subsequent quarter was as follows:

                                 June 30, 1996...................          $  2,371
                                 September 30, 1996..............            13,686
                                 December 31, 1996...............            25,133

The Managing General Partner has decided to terminate the Partnership's Offering effective April 30, 1997. The primary reason for this decision is the current decrease in demand for leased containers and the associated decline in lease rates and utilization. Utilization for the Partnership's containers was 77% on average for the year ended December 31, 1996, which means that, on average, 77% of the Partnership's containers were on lease at any given time. For comparison, the fleet of containers managed by the General Partners and their Affiliates had an average utilization of 90% for the year ended December 31, 1995. The decline in demand for leased containers, the Partnership's principal business, is described more fully below under "Results of Operations".

The decline in demand for leased containers has been accompanied by a drop in the purchase price of new containers. Due to this drop in container prices, the Managing General Partner believes that some additional investment in containers is warranted. Therefore, the Partnership intends to invest any currently available offering proceeds as well as any funds raised through April 30, 1997 in containers.


The aggregate purchase price of the Units sold as of March 14, 1997, less all underwriting commissions, and amounts set aside for cash reserves, or the proceeds available to the Partnership for acquisition of Equipment is $30,035. As of March 14, 1997, $29,583 had been used to pay for Equipment and $1,453 had not yet been spent. The Partnership owned approximately $23,856 of Equipment at May 10, 1996, which had been purchased with the Partnership's revolving credit Facility (the Facility). The proceeds of the Offering have been used to repay that Facility and to purchase additional Equipment. Additional Equipment purchases have been made both with the proceeds of the Offering and with additional borrowings under the Facility. Current borrowings under the Facility are $1 million, which is less than the current amount of Offering proceeds still available for Equipment purchases.

The Partnership's policy is to maintain minimum working capital reserves in an amount equal to 1% of aggregate offering proceeds during the Offering Period and until proceeds received in the Offering (less reserves) are invested in Equipment. Thereafter, working capital reserves may be established at such levels as the Managing General Partner deems necessary to serve the best interest of the Partnership, but in no event less than the lesser of (i) 1% of aggregate offering proceeds; or (ii) $100. (See "Business of the Partnership:
Reserves" in the Prospectus.) The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. At December 31, 1996, the Partnership's cash of $1,051 was invested in money market accounts.

During the year ended December 31, 1996, the Partnership declared cash distributions to limited partners pertaining to the period from July 1996 through November 1996 in the amount of $416. These distributions represent an annualized return of 10.00% of original capital (measured on an annualized basis) on each unit. On a GAAP basis all of these distributions were a return of capital. On a cash basis all of these distributions were from operations. Beginning with the cash distribution to Limited Partners for the month of April 1997, the Partnership will make distributions on an annualized rate of 9% on each Unit. This reduction in the Partnership's distribution rate is a result of the decline in market conditions described below.

For the year ended December 31, 1996, the Partnership had net cash provided by operating activities of $1,922. For the period from February 1, 1995 (inception) through December 31, 1995 net cash used in operating activities totaled $1,610. The increase was primarily attributable to an increase in rental income as the container fleet grew and utilization improved.

Net cash used in investing activities for the year ended December 31, 1996 and the period from February 1, 1995 (inception) through December 31, 1995 was $8,364 and $21,989, respectively, which primarily reflects the amounts the Partnership has invested in Equipment during these periods due to available cash resulting from on-going fund-raising activity and borrowings under the Facility.

Net cash provided by financing activities for the year ended December 31, 1996 and the period from February 1, 1995 (inception) through December 31, 1995 was $7,416 and $23,676, respectively. The decrease in net cash provided by financing activities was primarily due to repayments of both the Facility and borrowings from affiliates, offset by the receipt of proceeds from the sales of limited partnership units.

The Partnership's Facility has an available limit of $25,000, expires June 30, 1997, and is available for Equipment purchases. Balances borrowed under the Facility bear interest at either the Prime Rate (8.25% at December 31, 1996) plus .25%, or LIBOR (5.375% at December 30, 1996) plus 1.75%, and are secured by all assets of the Partnership. The Partnership pays a commitment fee of 1/2% per annum on the unused portion of the Facility. This fee, as well as the interest on any amounts borrowed, is payable quarterly in arrears. Should the Facility not be renewed upon its expiration, it may, at the Partnership's option, be converted to a four-year term loan, with interest at either the Prime Rate plus 2.25%, or LIBOR plus 3.25% The Partnership can borrow an amount up to the sum of 60% of the net book value of Equipment plus the amount of the cash collateral.

On or before termination of its offering of limited partnership interests to the public, the Partnership intends to use available offering proceeds to repay the outstanding balance under the Facility. The Partnership has the right, under certain circumstances, to ask one of the General Partners or an Affiliate to repay a portion of the line of credit borrowings. The Partnership does not currently expect circumstances will require it to request that the General Partners either repay a portion of the Partnership's credit line or purchase any of the Partnership's Equipment.

At December 31, 1996, the Partnership had borrowed $8,780 under this Facility to finance Equipment purchases and maintained restricted cash collateral deposits of $991. The cash collateral is held in a market-rate (4.40% at December 31, 1996), interest-bearing checking account. The account is restricted in use and pledged as collateral for the Facility. Subsequent to year end, the Partnership paid down $7,780 on the Facility.

Commitment fees on the line of credit have totaled $22 for the year ended December 31, 1996. Interest on the borrowed funds has been paid out of operating revenues generated by the Partnership. Substantially all of the Partnership's borrowings are currently bearing interest based on the Prime Rate plus .25%. The applicable Prime Rate as of March 14, 1997 was 8.25%.

Amounts payable to TL at December 31, 1995 include $2,393 which was used to facilitate Equipment purchases and make cash collateral deposits required under the revolving credit facility. At September 30, 1996 this amount had been paid and no amounts were owed to TL for Equipment purchases or cash collateral deposits at December 31, 1996.

At December 31, 1996, the Partnership had no commitments to purchase containers. The net cumulative cost of equipment at the end of each quarter after commencement of operations was as follows:

                                 September 30, 1995............    $ 13,387
                                 December 31, 1995.............      21,708
                                 March 31, 1996................      23,856
                                 June 30, 1996.................      24,933
                                 September 30, 1996............      26,546
                                 December 31, 1996.............      29,402


Results of Operations

Because the Partnership has only recently been formed, the results of its operations for the year ended December 31, 1996 and for the period from February 1, 1995 (inception) through December 31, 1995 are not representative of the results expected after the discontinuation of the Offering and the completion of the purchase of the initial portfolio of equipment. The Partnership sustained net losses of $580 and $400 during the year ended December 31, 1996 and the period from February 1, 1995 (inception) through December 31, 1995, respectively. These financial results include non-cash depreciation expenses of $1,561 and $429 for the respective periods.

The Partnership's income (loss) from operations, which consist of rental revenue, Equipment depreciation, direct operating expenses, management fees, interest, and reimbursement of administrative expenses were directly related to the size of the Equipment fleet during the year ended December 31, 1996 and the period from February 1, 1995 (inception) to December 31, 1995. The following is a summary of the size of the Equipment fleet (in units) at the end of each quarter during the period from February 1, 1995 (inception) through December 31, 1996.

                                 June 30, 1995.................         198
                                 September 30, 1995............       3,995
                                 December 31, 1995.............       6,614
                                 March 31, 1996................       7,239
                                 June 30, 1996.................       7,596
                                 September 30, 1996............       8,143
                                 December 31, 1996.............       9,099

Rental income and direct operating expenses are also affected by the lease utilization percentages for the Equipment which were 77% and 57% on average during the year ended December 31, 1996 and the period from June 1995 to December 1995, respectively.

The Partnership's income (loss) from operations for the year ended December 31, 1996 and the period from February 1, 1995 (inception) to December 31, 1995 was $926 and ($61), respectively, on rental income of $3,815 and $732, respectively. The increase in rental income was due to the growth of the Partnership's container fleet. The increases in direct container expenses, depreciation expense, management fee expense and administrative expenses from the period from February 1, 1995 (inception) to December 31, 1995 to the year ended December 31, 1996 related directly to the increase in fleet size.

For the year ended December 31, 1996, revenue from two lessees each accounted for more than 10% of the Partnership's revenues, with revenues of $741 and $580. For the period from February 1, 1995 (inception) through December 31, 1995, three lessees each accounted for more than 10% of the Partnership's revenues, with revenues of $185, $94 and $84. See "Narrative Description of Business" above.

Container utilization began to decline in late 1995 and that decline has persisted throughout 1996 and into 1997. The General Partners believe that this decrease in demand for leased containers is the result of recent adverse changes in the business of its shipping line customers. These changes consist principally of: (i) a general slowdown in the growth of world containerized cargo trade, particularly in the Asia-North America and Asia-Europe trade routes; (ii) over-capacity resulting from the 1996 and 1997 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade; and (iii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers, thereby decreasing the demand for leased containers. The container ship over-capacity in particular led to lower shipping rates, resulting in shipping lines' need to reduce operating costs. The drive to reduce costs, coupled with the availability of inexpensive financing and lower container prices, encouraged shipping lines to purchase, rather than lease, a greater number of new containers in 1996 than in previous years. All of these factors have led to downward pressure on container lease rates, a decline in utilization of leased containers, and an increase in leasing incentives and other discounts being granted to shipping lines by container lessors, further eroding Partnership profitability. For the near term, the General Partners do not foresee any changes in this outlook and caution that both utilization and lease rates could continue to decline, adversely affecting the Partnership's operating results.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of December 31, 1996 which would result in such risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning Equipment after it comes off-lease, the risk of an uninsured loss, increases in maintenance expenses or other costs of operating the Equipment, and the effect of world trade, industry trends and/or general business and economic cycles on the Partnership's operations. See "Risk Factors" in the Partnership's Prospectus, as supplemented, for additional information on risks of the Partnership's business.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Attached pages 11 to 23.

                           Independent Auditors' Report



The Partners
Textainer Equipment Income Fund VI, L.P.:

We have audited the accompanying balance sheets of Textainer Equipment Income Fund VI, L.P. (a California limited partnership) as of December 31, 1996 and 1995 and the related statements of operations, partners' capital (deficit) and cash flows for the year ended December 31, 1995 and the period from February 1, 1995 (inception) to December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Textainer Equipment Income Fund VI, L.P. as of December 31, 1996 and 1995 and the results of its operations, its partners' capital (deficit) and its cash flows for the years ended December 31, 1996 and the period from February 1, 1995 (inception) to December 31, 1995, in conformity with generally accepted accounting principles.



                              KPMG Peat Marwick LLP


San Francisco, California
February 17, 1997

                  TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                     (a California limited partnership)

                             Balance Sheets

                         December 31, 1996 and 1995
                           (Amounts in thousands)

                                                                        1996                    1995
                                                                   ----------------        ---------------


Assets
Container rental equipment, net of accumulated
     depreciation of $1,988 (1995:  $429)                       $           27,414                 21,279

Cash                                                                         1,051                     77

Cash collateral deposit (note 4)                                               991                  2,306

Accounts receivable, net of allowance
     for doubtful accounts of $38 (1995:  $16)                               1,033                    525

Prepaid expenses                                                                39                     52
                                                                   ----------------        ---------------

                                                                $           30,528                 24,239
                                                                   ================        ===============

Liabilities and Partners' Capital (Deficit)
Liabilities:
     Accounts payable                                           $              111                     65

     Accrued liabilities                                                       145                    275

     Due to affiliates, net (note 2)                                            37                  1,081

     Equipment purchases payable                                                24                  1,935

     Note payable to bank (note 4)                                           8,780                 21,282
                                                                   ----------------        ---------------

          Total liabilities                                                  9,097                 24,638
                                                                   ----------------        ---------------

Partners' capital (deficit):
     General partners                                                        (499)                  (399)

     Limited partners                                                       21,930                      -
                                                                   ----------------        ---------------

          Total partners' capital (deficit)                                 21,431                  (399)
                                                                   ----------------        ---------------

                                                                $           30,528                 24,239
                                                                   ================        ===============

See accompanying notes to financial statements

                   TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                     (a California limited partnership)

                         Statements of Operations

            Year ended December 31, 1996 and for the period from February 1, 1995 (inception)through December 31, 1995
      (Dollar amounts in thousands except for unit and per unit amounts)


                                                                1996                1995
                                                          -----------------   ------------------

Rental Income                                           $            3,815                  732
                                                          -----------------   ------------------
Costs and expenses:
    Direct container expenses                                          626                  181

    Bad debt expense                                                    16                   16

    Depreciation                                                     1,561                  429

    Professional fees                                                   62                    7

    Management fees to affiliates (note 2)                             293                   51

    General administrative costs to affiliates (note 2)                289                   94

    Other general and administrative costs                              42                   15
                                                          -----------------   ------------------

                                                                     2,889                  793
                                                          -----------------   ------------------

    Income (loss) from operations                                      926                 (61)
                                                          -----------------   ------------------

Other income (expense):
    Interest expense, net                                          (1,514)                (347)

    Gain on sale of equipment                                            8                    8
                                                          -----------------   ------------------

                                                                   (1,506)                (339)
                                                          -----------------   ------------------

    Net loss                                            $            (580)                (400)
                                                          =================   ==================

Allocation of net loss (note 1):
    General Partners                                    $             (55)                (400)

    Limited Partners                                                 (525)                    -
                                                          -----------------   ------------------

                                                        $            (580)                (400)
                                                          =================   ==================

Limited partners' per unit share of
    net loss                                            $           (1.33)                    -
                                                          =================   ==================

Limited partners' per unit share
    of distributions                                    $            1.05                    -
                                                          =================   ==================

Weighted average number of limited
    partnership units outstanding                                  395,685                    5
                                                          =================   ==================

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (a California limited partnership)

                    Statements of Partners' Capital (Deficit)

            Year ended December 31, 1996 and for the period from
           February 1, 1995 (inception) through December 31, 1995
                            (Amounts in thousands)


                                                                             Partners' Capital (Deficit)
                                                                -------------------------------------------------------
                                                                 General              Limited                Total
                                                                -----------       ----------------       --------------

Proceeds from general partners' capital contribution          $         1                      -                    1

Net loss                                                             (400)                     -                (400)
                                                                -----------       ----------------       --------------

Balances at December 31, 1995                                        (399)                     -                (399)
                                                                -----------       ----------------       --------------



Proceeds from sale of limited partnership units                         -                 25,133                25,133

Syndication and offering costs                                          -                 (2,262)              (2,262)

Distributions                                                         (45)                  (416)                (461)

Net loss                                                              (55)                  (525)                (580)
                                                                -----------       ----------------       --------------

Balances at December 31, 1996                                 $      (499)                 21,930               21,431
                                                                ===========       ================       ==============


See accompanying notes to financial statements

                      TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                        (a California limited partnership)

                              Statements of Cash Flows

                Year ended December 31, 1996 and for the period from February 1, 1995 (inception) through December 31, 1995
                             (Amounts in thousands)


                                                                       1996                    1995
                                                                  ---------------         ---------------

Cash flows from operating activities:
   Net loss                                                     $          (580)                   (400)
   Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
         Depreciation                                                      1,561                     429

         Increase in allowance for doubtful accounts                          22                      16

         Gain on sale of equipment                                           (8)                     (8)

         Changes in assets and liabilities:
             Increase in accounts receivable                               (393)                   (541)

             Decrease (increase) in prepaid expenses                          13                    (52)

             (Decrease) increase in accounts payable and
                accrued liabilities                                        (106)                     341

             Increase (decrease) in due to affiliates, net                 1,413                  (1,395)
                                                                  ---------------         ---------------

             Net cash provided by (used in) operating activities           1,922                  (1,610)
                                                                  ---------------         ---------------

Cash flows from investing activities:
   Proceeds from sale of equipment                                            94                      -

   Container purchases                                                   (9,773)                 (19,683)

   Cash collateral deposit                                                 1,315                  (2,306)
                                                                  ---------------         ---------------

             Net cash used in investing activities                       (8,364)                 (21,989)
                                                                  ---------------         ---------------

Cash flows from financing activities:
   Proceeds from sales of limited partnership units                       24,996                      -

   General partners' capital contribution                                      -                       1

   Distributions to partners                                               (423)                      -

   Syndication and offering costs                                        (2,262)                      -

   (Repayments) borrowings under revolving credit line                  (12,502)                  21,282

   (Repayments to) borrowings from affiliates                            (2,393)                   2,393
                                                                  ---------------         ---------------

              Net cash provided by financing activities                    7,416                  23,676
                                                                  ---------------         ---------------

Net increase in cash                                                         974                     77

Cash at beginning of period                                                   77                      -
                                                                  ---------------         ---------------

Cash at end of period                                           $          1,051                     77
                                                                  ===============         ===============

Interest paid during the period                                 $          1,816                    133
                                                                  ===============         ===============

See accompanying notes to financial statements

                   TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                     (A California limited partnership)

                     Statements of Cash Flows--Continued

            Year ended December 31, 1996 and the period from February 1,1995 (inception) through December 31, 1995
                           (Amounts in thousands)


Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, proceeds from sale of limited partnership units, proceeds from sale of Equipment and distributions to partners which had not been paid or received by the Partnership as of December 31, 1996 and 1995, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows.

                                                                                             1996           1995
                                                                                           ----------    -----------

Equipment purchases included in:
     Due to affiliates..........................................................         $         2            109
     Equipment purchases payable................................................                  24          1,935

Proceeds from sale of limited partnership units included in:
     Accounts receivable........................................................                 137              -

Proceeds from sale of Equipment included in:
     Due from affiliates........................................................                   1             28

Distributions to partners included in:
     Due to affiliates..........................................................                  16              -
     Accounts payable and accrued liabilities...................................                  22              -

The following table summarizes the amounts of Equipment purchases, sale of limited partnership units, proceeds from sale of Equipment and distributions to partners recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the year ended December 31, 1996 and the period from February 1, 1995 (inception) to December 31, 1995.

                                                                                                 1996           1995
                                                                                                 ----           ----

Equipment purchases recorded.........................................................   $       7,755         21,727
Equipment purchases paid.............................................................           9,773         19,683

   Proceeds from sale of limited partnership units recorded.............................       25,133              -
   Proceeds from sale of limited partnership units received.............................       24,996              -

Proceeds from sale of Equipment recorded.............................................              67             28
Proceeds from sale of Equipment received.............................................              94              -

Distributions to partners declared...................................................             461              -
Distributions to partners paid.......................................................             423              -

See accompanying notes to financial statements

                   TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                     (A California limited partnership)

                       Notes to Financial Statements

            Year ended December 31, 1996 and the period from February 1, 1995 (inception) to December 31, 1995
   (Dollar amounts in thousands except for unit and per unit amounts)


Note 1.  Summary of Significant Accounting Policies

      (a)  Nature of Operations

      Textainer Equipment Income Fund VI, L.P. (TEIF VI or the Partnership), a California limited partnership, was formed on February 1, 1995 to engage in the business of owning, leasing and selling both new and used equipment related to the international containerized cargo shipping industry, including, but not limited to, containers, trailers and other container related equipment (the Equipment). On May 10, 1996, TEIF VI began offering units representing limited partnership interests (Units) to the public. The purchase price of such Units is $19 to $20 per Unit, based upon the volume of Units purchased by each investor. The General Partners may, however, waive the managing sales agent fee and the selected sales agent fee with respect to the sale of Units to employees (and members of their families) and affiliates of the selected sales agent and the General Partners. If such fees are waived, the purchase price for such employees (and members of their families) will be $18.20 (or more if only the selected sales agent fee is waived). At December 31, 1996 there have been no units purchased by employees. A maximum of 7,500,000 Units will be offered in the Partnership. At December 31, 1996, 1,257,666 limited partnership units had been purchased totaling $25,133. Limited partners with capital contributions representing recorded capital of the Partnership of $3,561 at December 31, 1996 were admitted as limited partners on January 1, 1997. See Note 6 for additional discussion regarding the status of the Offering.

      Textainer Capital Corporation (TCC) is the Managing General Partner, and Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are the Associate General Partners of the Partnership (the managing general partner and associate general partners are collectively referred to as the General Partners). Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC, TEM, TL, and TAS are subsidiaries of Textainer Group Holdings Limited (TGH). TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, is the Managing Sales Agent for the offering of Units for sale. The General Partners manage and control the affairs of the Partnership.

      The General Partners' interest in the Partnership is 9.5%, and the General Partners will be responsible for paying, out of their own corporate funds, all organizational and certain offering expenses incurred in connection with the offering and all acquisition costs incurred related to container purchases.

      (b)  Basis of Accounting

      The Partnership utilizes the accrual method of accounting. Revenue is recorded when earned according to the terms of the Equipment rental contracts. These contracts are typically for a one-year term and are classified as operating leases. Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      (c)  Equipment

      The Equipment is carried at the lower of cost of the assets purchased, or the estimated recoverable value of such assets. Depreciation of new equipment is computed using the straight-line method over its estimated useful life of 12 years to a 28% salvage value. Used equipment is depreciated based upon its estimated remaining useful life at the date of acquisition (from 2 to 11 years). When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income for the period.

      In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (SFAS 121). The Company adopted SFAS 121 during 1995. In accordance with SFAS 121, the Company periodically compares the carrying value of the Equipment to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. There were no reductions to the carrying value of the Equipment made during the year ended 1996 or the period from February 1, 1995 (inception) through December 31, 1995.

      (d)  Nature of Income from Operations

      Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines that transport goods on international trade routes. Once the Equipment is on-hire with a lessee, the Partnership has no way of knowing its location. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees rather than the geographic location of the Equipment or the domicile of the lessees.

      For the year ended December 31, 1996, revenue from two lessees each accounted for more than 10% of the Partnership's revenues, with revenues of $741 and $580. For the period from February 1, 1995 (inception) through December 31, 1995, three lessees each accounted for more than 10% of the Partnership's revenues, with revenues of $185, $94 and $84.

      (e)  Allocation of Net Earnings and Partnership Distributions

      In accordance with the Partnership Agreement, net earnings or losses and partnership distributions are allocated 9.5% to the General Partners and 90.5% to the Limited Partners. Items of income and gain are specially allocated to the General Partners to the extent their capital accounts' show a deficit.

      For purposes of determining the General Partners' capital accounts, currently deductible organization costs are specially allocated to the General Partners in the year incurred and capitalized offering and syndication costs are allocated to the General Partners in the year following the date the last limited partnership unit is sold or the offering of units for sale terminates (Determination Date).

      With respect to the Limited Partner units, in the year following the Determination Date, any net loss for the taxable year (and in future years to the extent necessary) shall be specially allocated amongst the Limited Partner units such that each unit receives an equal and proportionate share of the allocated Limited Partner losses calculated from October 1, 1996 to the Determination Date.

      Actual cash distributions to the Limited Partners differ from the allocated net earnings as presented in these financial statements because cash distributions are based on cash available for distribution. Cash distributions are paid to the general and limited partners on a monthly basis in accordance with the provisions of the Partnership Agreement. Some limited partners have elected to have their distributions paid quarterly. The Partnership has recorded these distributions as an accrued liability at December 31, 1996.

      (f)  Income Taxes

      The Partnership is not subject to income taxes. Accordingly, no provision for income taxes has been made. The Partnership files federal and state information returns only. Taxable income or loss is reportable by the individual partners.

      (g)  Damage Protection Plan


      The Partnership offers a Damage Protection Plan (the Plan) to lessees of its equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize these revenues when earned and provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. Plan expenses are included in direct container expenses on the Statements of Operations and the related reserve is included in accrued liabilities. At December 31, 1996 and 1995, this reserve was equal to $77 and $20, respectively.

      (h)  Limited Partners' Per Unit Share of Net Earnings and Distributions

      Limited partners' per unit share of both net earnings or losses and distributions were computed using the weighted average number of units outstanding during the year ended December 31, 1996 which was 395,685.

      (i)  Fair Value of Financial Instruments

      To meet the reporting requirements of Financial Accounting Standards Board Statement No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. At December 31, 1996 and 1995, the fair value of the Partnership's financial instruments approximate the related book value of such instruments.

Note 2.  Transactions with Affiliates

      The Partnership pays a managing sales agent fee to TSC of up to 9% of the gross proceeds from the sale of limited partnership units, from which TSC pays commissions to independent participating broker/dealers who participate in the offering. The amount of the managing sales agent fee and the broker/dealers' commissions are determined by the volume of Units sold to each investor by the broker/dealers. These amounts, which totaled $2,262 during 1996, were deducted as syndication and offering costs in the determination of net limited partnership contributions. The General Partners or TSC will pay, out of their own corporate funds, all other organization, offering and Unit sales costs incurred by the General Partners or TSC.

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners an incentive management fee, an equipment management fee and an equipment liquidation fee, as well as reimbursing the General Partners for certain administrative costs. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $26 of incentive management fees during the year ended December 31, 1996. There were no incentive management fees incurred during the period from February 1, 1995 (inception) through December 31, 1995. No equipment liquidation fees were incurred during the year ended December 31, 1996 or the period from February 1, 1995 (inception) to December 31, 1995.

      The Equipment of the Partnership is managed by TEM, an Associate General Partner. TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is netted in determining the amount due to affiliates at December 31, 1996. At December 31, 1996 and 1995 no cash balances were held by TEM. Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. For the year ended December 31, 1996 and the period from February 1, 1995 (inception) through December 31, 1995, these fees totaled $267 and $51. The Partnership's Equipment is leased by TEM to third party lessees on operating master leases, spot leases, full payout net leases and term leases. The majority of the Partnership's leases are operating leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance, are incurred in performing administrative services necessary to the operation of the Partnership. These costs are borne by TCC, and TEM. During 1996 and the period from February 1, 1995 (inception) through December 31, 1995 costs allocated to the Partnership for salaries were $155 and $48, respectively and other general and administrative costs were $134 and $46, respectively.

      TEM allocates these costs based on the ratio of the Partnership's interest in managed Equipment to the total Equipment managed by TEM during the period. Indirect general and administrative costs allocated to the Partnership were $248 for the year ended December 31, 1996 and $77 for the period from February 1, 1995 (inception) through December 31, 1995.

      TCC allocates indirect general and administrative costs to the Partnership based on the ratio of the Partnership's Equipment to the total Equipment of all limited partnerships managed by TCC. TCC allocated $41 and $17 of these indirect costs to the Partnership during 1996 and for the period from February 1, 1995 (inception) through December 31, 1995, respectively.

      The General Partners, or TAS, may acquire Equipment in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such Equipment for the Partnership. The Equipment may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement.

      At December 31, 1996 and 1995, amounts due to affiliates, net, is comprised of:

                                                                                    1996              1995
                                                                                    ----              ----

                 Due from affiliates:
                    Due from TSC........................................          $  158                 -
                                                                                   -----             -----


                 Due to affiliates:
                    Due to TL...........................................              16               890
                    Due to TCC..........................................               7                20
                    Due to TEM..........................................             172               171
                                                                                   -----            ------

                                                                                     195             1,081
                                                                                   -----             -----

                 Net due to affiliates                                           $    37             1,081
                                                                                  ======             =====

      The amounts receivable and payable to TSC, TEM and TCC were incurred in the ordinary course of business between the Partnership, TEM, TSC and TCC and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and remittance of net rental revenues from TEM. For the period from February 1, 1995 (inception) to December 31, 1995, the amounts payable to TL include $2,393 which was used to facilitate equipment purchases and make cash collateral deposits required under the revolving line of credit (note 4).

      It is the policy of the Partnership and the General Partners to charge interest on intercompany balances arising from the Partnership's acquisition of Equipment which are outstanding for more than one month. Interest is charged to the Partnership at a rate not greater than the General Partners' or affiliates' own cost of funds. During the year ended December 31, 1996 and the period from February 1, 1995 (inception) to December 31, 1995, the Partnership incurred $81 and $31, respectively, in interest charged by the General Partners.


Note 3.  Rentals under Operating Leases

      The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of December 31, 1996:

                 Year ending December 31:

                 1997.............................................................          $   836
                 1998.............................................................               45
                 1999.............................................................               17
                                                                                               ----

                 Total minimum future rentals receivable..........................          $   898
                                                                                                ===

Note 4.  Note Payable

      The Partnership has a short-term revolving credit facility (the Facility) with an available limit of $25,000, expiring June 30, 1997, which is available for Equipment purchases. Balances borrowed under the Facility bear interest at either the Prime Rate (8.25% at December 31, 1996) plus .25%, or LIBOR plus 1.75%, and are secured by all assets of the Partnership. The Partnership pays a commitment fee of 1/2% per annum on the unused portion of the Facility. This fee, as well as the interest on any amounts borrowed, is payable quarterly in arrears. Should the Facility not be renewed upon its expiration, it may, at the Partnership's option, be converted to a four-year term loan, with interest at either the Prime Rate plus 2.25%, or LIBOR plus 3.25% The Partnership can borrow an amount up to the sum of 60% of the net book value of Equipment plus the amount of the cash collateral.

      On or before termination of its offering of limited partnership interest to the public, the Partnership intends to use available offering proceeds to repay the outstanding balance under the Facility. In the event that the Partnership cannot repay the Facility upon the offering termination, TL or an affiliate will, at the Partnership's request, repay part of the outstanding balance and, in exchange, the Partnership will sell a portion of its Equipment to TL or its affiliate (or to a third party located by TL). The original purchase price of the Equipment sold will be equal to the amount of the Facility repaid by TL or its affiliate. The net sale price for this Equipment will be the Partnership's original purchase price for such Equipment reduced by any net revenues (that is, the Equipment's pro-rata share of revenues and expenses, including management fees and interest) realized by the Partnership with respect to such Equipment.

      At December 31, 1996, the Partnership had borrowed $8,780 under this Facility to finance Equipment purchases and maintained restricted cash collateral deposits of $991. The cash collateral is held in a market-rate (4.40% at December 31, 1996), interest-bearing checking account. The account is restricted in use and pledged as collateral for the Facility. Subsequent to December 31, 1996, an additional amount of $7,780 was repaid under the Facility.

      Substantially all of the Partnership's borrowings are currently bearing interest based on the Prime Rate plus .25%. The applicable Prime Rate as of March 14, 1997 was 8.25%.

Note 5.  Income Taxes

      During the year ended December 31, 1996 and the period from February 1, 1995 (inception) through December 31, 1995, there were temporary differences of $3,807 and $1,193 between the financial statement carrying value of certain assets and liabilities and the federal income tax basis of such assets and liabilities. The reconciliation of net loss for financial statement purposes to net loss for federal income tax purposes for the year ended December 31, 1996 and the period from February 1, 1995 (inception) through December 31, 1995 is as follows:

                                                                              1996            1995
                                                                              ----            ----

        Net loss per financial statements............................      $  (580)           (400)

        Increase in provision for bad debt...........................           22              16
        Depreciation for income tax purposes in excess
           of depreciation for financial statement purposes                 (2,701)         (1,229)
        Gain on sale of fixed assets for financial statement
           purposes in excess of gain recognized for
           federal income tax purposes...............................            5               -
        Increase in damage protection plan reserve...................           30              20
        Other........................................................            -               1
                                                                          --------         -------

        Net loss for federal income tax purposes.....................      $(3,224)         (1,592)
                                                                             =====           =====

Note 6.  Subsequent Event

         In March 1997, the Managing General Partner decided to terminate the Partnership offering effective April 30, 1997, due to the decrease in demand for containers and the associated decline in lease rental rates and utilization.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been none.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant has no officers or directors.

Textainer Capital Corporation (TCC), as the Managing General Partner, is responsible for managing the administration and operation of the Registrant, and for the formulation and administration of investment policies.

Textainer Equipment Management Limited (TEM), an Associate General Partner, manages all aspects of the operation of the Registrant's Equipment. (Prior to being redomiciled on December 20, 1994, TEM was known as Textainer Equipment Management N.V.)

Textainer Limited (TL), an Associate General Partner, owns a fleet of container rental equipment which is managed by TEM. TL provides advice to the Partnership regarding negotiations with financial institutions, manufacturers of equipment and equipment owners, and regarding the terms upon which particular items of Equipment are acquired.

Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership.

TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, is the managing sales agent for the offering of Units for sale.

Section 16(a) Beneficial Ownership Reporting Compliance.

      Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's General Partners, policy-making officials and persons who beneficially own more than ten percent of the Units to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to the Partnership.

      Based solely on a review of the copies of such forms furnished to the Partnership or on written representations that no forms were required to be filed, the Partnership believes that with respect to its most recent fiscal year ended December 31, 1996, all Section 16(a) filing requirements were complied with, except that Philip K. Brewer filed his initial statement of beneficial interest on Form 3 late. No director, officer, or beneficial owner owned more than 10 percent of any interest in the Partnership. None of the foregoing own any interest in the Partnership and none have failed to file or filed late any reports of transactions in the Units.

The directors and executive officers of the General Partners are as follows:

Name                             Age    Position

Neil I. Jowell                    63    Director and Chairman of TGH, TEM, TL, and TCC
James E. Hoelter                  57    President and CEO of TGH, TL, and TCC, Director of TGH, TEM, TL, TCC and TSC
John A. Maccarone                 52    President and CEO of TEM, Vice  President of TGH,  Director of TGH, TEM, TL,
                                        TCC and TSC
Cara D. Smith                     34    President and CEO of TSC and Director of TCC
John R. Rhodes                    47    Executive Vice  President,  CFO, and Secretary of TGH, TEM, TL, TFS and TCC,
                                        and Director of TEM and TCC
Alex M. Brown                     58    Director of TGH, TEM, TL, TCC and TSC
Harold J. Samson                  75    Director of TGH, TL and TSC
Philip K. Brewer                  40    Senior Vice President - Capital Markets for TGH and TL
Robert D. Pedersen                38    Senior Vice President - Marketing for TEM
Anthony C. Sowry                  44    Vice President - Operations and Acquisitions for TEM
Jens W. Palludan                  46    Vice President - Americas/Africa/Australia for TEM
Robert S.A. Goodall               39    Vice President - Europe/Middle East/India for TEM
Wing Sing Mak                     39    Vice President - South Asia for TEM
Masanori Sagara                   41    Vice President - North Asia for TEM
Stefan Mackula                    44    Vice President - Equipment Resale for TEM
Ernest J. Furtado                 41    Vice President, Finance and Assistant Secretary of TGH, TEM and TL
Richard G. Murphy                 44    Vice President - Risk Management for TEM
Janet S. Ruggero                  48    Vice President - Administration and Marketing Services for TEM
Adnan Z. Abou Ayyash              52    Director of TGH and TL
Isam K. Kabbani                   62    Director of TGH and TL
S. Arthur Morris                  63    Director of TGH, TEM and TL
Dudley R. Cottingham              45    Assistant Secretary, Vice President and Director of TGH, TEM and TL
James S. McCaffrey                41    Executive Vice President,  Chief Operating Officer,  Assistant Secretary and
                                        Director for TCC
Jeanene K. Gomes                  43    Assistant Secretary of TCC, Secretary and Compliance Officer of TSC


          Neil I. Jowell is Director and Chairman of TGH, TEM, TL, and TCC and a member of the Investment Advisory Committee and Equipment Investment Committee (see "Committees" below). He has served on the Board of Trencor Ltd. since 1966 and as Chairman since 1973. He is also a director of Mobile Industries, Ltd. (1969 to present), an Affiliate of Trencor, and a non-executive director of Forward Corporation Ltd. (1993 to present). Trencor is a publicly traded diversified industrial group listed on the Johannesburg Stock Exchange. Its business is the leasing, owning, managing and financing of marine cargo containers worldwide and the manufacture and export of containers for international markets. In South Africa, it is engaged in manufacturing, transport, trading and exports of general commodities. Trencor also has an interest in Forward Corporation Ltd., a publicly traded holding company listed on the Johannesburg Stock Exchange. It has interests in industrial and consumer businesses operating in South Africa and abroad. Mr. Jowell became affiliated with the General Partners and its affiliates when Trencor became, through its beneficial ownership in two controlled companies, a major shareholder of the Textainer Group in 1992. Mr. Jowell has over 36 years' experience in the transportation industry. He holds an M.B.A. degree from Columbia University and a B.Com.L.L.B. from the University of Cape Town.

          James E. Hoelter is President and Chief Executive Officer of TGH, TL, and TCC and a director of TGH, TEM, TL, TCC and TSC. As President and Chief Executive Officer of TGH, Mr. Hoelter is responsible for overseeing the management of, and coordinating the activities of, TEM, TL and TCC. He is also responsible for overseeing TEM's equipment management operations. In addition, Mr. Hoelter is Chairman of the Credit Committee, the Investment Advisory Committee and the Equipment Investment Committee (see "Committees", below). Prior to joining the Textainer Group in 1987, Mr. Hoelter was president of Intermodal Equipment Associates ("IEA") in San Francisco, California, from the company's inception in 1979 until 1987. Mr. Hoelter co-founded IEA and directed its sponsorship of ten public and private investment programs, which provided more than $100 million of equity from 10,000 investors. From 1976 to 1978, Mr. Hoelter was Vice President - North America for Trans Ocean Ltd., San Francisco, a marine container leasing company, where he was responsible for all leasing operations in that area. From 1971 to 1976, he was associated with Itel Corporation, San Francisco, where he held a number of positions, the most recent of which was director of financial leasing for Itel's Container Division. Mr. Hoelter received his B.B.A. in business administration from the University of Wisconsin, where he currently serves as a member of its Business School's Dean's Advisory Board, and his M.B.A. from the Harvard Graduate School of Business Administration.

          John A. Maccarone is President and CEO of TEM, Vice President of TGH and a director of TGH, TEM, TL, TCC and TSC. In this capacity he is responsible for the performance of TEM's worldwide fleet of marine cargo containers. Additionally, he is a member of the Equipment Investment Committee, the Credit Committee and the Investment Advisory Committee (see "Committees", below). Mr. Maccarone was instrumental in co-founding IEA with Mr. Hoelter and held a variety of executive positions with IEA from 1979 until 1987, when he joined the Textainer Group. Mr. Maccarone was previously a Director of Marketing for Trans Ocean Leasing Corporation in Hong Kong with responsibility for all leasing activities in Southeast Asia. From 1969 to 1977, Mr. Maccarone was a marketing representative for IBM Corporation. He holds a B.S. degree in Engineering Management from Boston University and an M.B.A. from Loyola University of Chicago.

          Cara D. Smith is President and Chief Executive Officer of TSC, a director of TCC and a member of the Investment Advisory Committee (see
"Committees",  below).  In this  capacity  Ms.  Smith  is  responsible  for  the organization, marketing and after-market support of investment programs. Ms. Smith joined Textainer in 1992, and prior to 1996, was Vice President of
Marketing.  Ms. Smith has worked in the securities  industry  for  the  past  13 years. Ms. Smith's extensive experience ranges from compliance and investor relations to administration and marketing of equipment leasing, multi-family housing and tax credit investment programs. She holds five securities licenses and is a registered principal. Ms. Smith is also a member of the International Association of Financial Planners.

          John R. Rhodes is Executive Vice President, Chief Financial Officer and Secretary of TGH, TEM, TL and TCC and a director of TEM and TCC. In this capacity he is responsible for all accounting, financial management, and reporting functions for the Textainer Group. He is also a member of the Credit Committee, the Equipment Investment Committee and Investment Advisory Committee (see "Committees", below). Prior to joining Textainer in November 1987, Mr. Rhodes was Vice President of Finance for Greenbrier Capital Corporation in San Francisco, a trailer leasing and management company, from 1986 to 1987; from 1981 to 1985, he was employed by Gelco Rail Services, an intermodal refrigerated trailer company in San Francisco, first in the capacity of Vice President and Controller and then as Senior Vice President and General Manager. Mr. Rhodes' earlier business affiliations include serving as Vice President and General Manger of Itel Capital Corporation and as senior accountant with Arthur Andersen & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.A. in economics from Stanford University and an M.B.A. in accounting from Golden Gate University.

          Alex M. Brown is a director of TGH, TEM, TL, TCC and TSC. Additionally, he is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Mr. Brown became affiliated with the Textainer Group in April 1986. From August 4, 1987 until October 1993, he was President and Chief Executive Officer of Textainer, Inc. and the Chairman of the Textainer Group. From June 1993 to present, Mr. Brown has been Chief Executive Officer of AAF, a company affiliated with Trencor Ltd. AAF is a publicly listed company on the London Stock Exchange and is involved in manufacturing and leasing modular buildings and construction scaffolding. Mr. Brown is Chairman of WACO International Corporation, which is based in Cleveland, Ohio. WACO manufactures, rents and erects scaffolding and other associated construction products throughout the USA. Mr. Brown was the managing director of Cross County Leasing in England from 1984 until it was acquired by Textainer in 1986.

          Harold J. Samson is a director of TGH, TL and TSC and is a member of the Investment Advisory Committee (see "Committees", below). Mr. Samson served as a consultant to various securities firms since 1981 to 1989. From 1974 to 1981 he was Executive Vice President of Foster & Marshall, Inc., a New York Stock Exchange member firm based in Seattle. Mr. Samson was a director of IEA from 1979 to 1981. From 1957 to 1984 he served as Chief Financial Officer in several New York Stock Exchange member firms. Mr. Samson holds a B.S. in Business Administration from the University of California, Berkeley and is a California Certified Public Accountant.

          Philip K. Brewer is Senior Vice President - Capital Markets for TGH and TL. Mr. Brewer is responsible for optimizing the capital structure of and identifying new sources of finance for Textainer. Prior to joining Textainer in 1996, Mr. Brewer worked at Bankers Trust from 1990 to 1996, starting as a Vice President in Corporate Finance and ending as Managing Director and Country Manager for Indonesia; from 1989 to 1990, he was Vice President in Corporate Finance at Jarding Fleming; from 1987 to 1989, he was Capital Markets Advisor to the United States Agency for International Development; and from 1984 to 1987 he was an Associate with Drexel Burnham Lambert in New York. Mr. Brewer holds an M.B.A. in Finance from the Graduate School of Business at Columbia University, and a B.A. in Economics and Political Science from Colgate University.

          Robert D. Pedersen is based in San Francisco and is Senior Vice President - Marketing for TEM, responsible for worldwide sales and marketing related activities. Mr. Pedersen is a member of the Credit Committee (see "Committees" below). He joined TEM in 1991 as Regional Vice President for the Americas Region. Mr. Pedersen has extensive experience in the industry having held a variety of positions with Maersk Line, a container shipping line (from 1978 to 1984), XTRA, a container lessor (1985 to 1988) and Klinge Cool, a manufacturer of refrigerated container cooling units (1989 to 1991), where he was worldwide sales and marketing director. Mr. Pedersen is a graduate of the A.P. Moller shipping and transportation program and Merkonom Business School in Copenhagen, majoring in Company Organization.

          Anthony C. Sowry is Vice President - Operations and Acquisitions for TEM. Mr. Sowry supervises all international container operations and maintenance and technical functions for the fleets under management. In addition, he is responsible for the acquisition of all new and used containers for the Textainer Group. He began his affiliation with TEM in 1988 and previously served as Fleet Quality Control Manager for Textainer Inc. from 1982 through March 1988. He is also a member of the Credit Committee and the Equipment Investment Committee (see "Committees", below). From 1980 to 1982, he was operations manager for Trans Container Services in London; and from 1978 to 1982, he was a technical representative for Trans Ocean Leasing, also in London. He received his B.A. degree in business management from the London School of Business. Mr. Sowry is a member of the Technical Committee of the International Institute of Container Lessors and a certified container inspector.

          Jens W. Palludan is based in New York and is Vice President - Americas/Africa/Australia for TEM, responsible for coordinating all leasing activities in North and South America, Africa and Australia/New Zealand. Mr. Palludan spent his career from 1969 through 1992 with Maersk Line of Copenhagen, Denmark in a variety of key management positions in both Denmark and overseas. Prior to joining TEM in 1993 Mr. Palludan was General Manager, Equipment and Terminals, where he was responsible for a fleet of over 200,000 TEUs. Mr. Palludan holds an M.B.A. from the Centre European D'Education Permanente, Fontainebleau, France.

         Robert S.A. Goodall is based in London and is Vice President - Europe/ Middle East/India for TEM, in which capacity he is responsible for coordinating all leasing activities in these three areas of operation. Mr. Goodall joined TEM in September 1994. Previously, Mr. Goodall spent his career from July 1990 until August 1994 with Tiphook Container Rental, during which time he held numerous senior marketing positions within the company. He was responsible for setting up their green field operation in North America, which he successfully ran from inception for three years. Mr. Goodall also spearheaded a quality program within the company which received ISO accreditation for the Tank Container operation and associated business areas. Mr. Goodall has spent nearly sixteen years in the container leasing and transport industry. Mr. Goodall graduated from Bloxham College, Oxfordshire and Business Studies at West London College.

         Wing Sing Mak is based in Singapore and is the Regional Vice  President
- South Asia. Mr. Mak is responsible for container leasing activities in North/Central People's Republic of China (PRC), Hong Kong and South China (PRC), and Southeast Asia. Mr. Mak most recently was the Regional Manager, Southeast Asia, for Trans Ocean Leasing, working there from 1994 to 1996. From 1987 to 1994, Mr. Mak worked with Tiphook as their Regional General Manager, and with
OOCL from 1976 to 1987 in a variety of positions, most recently as their Logistics Operations Manager.

          Masanori Sagara is the Regional Vice President - North Asia of TEM. Mr. Sagara is responsible for Textainer's marketing activities in Japan, Korea, and Taiwan. Mr. Sagara joined Textainer in 1990 and was the company's Marketing Director in Japan through 1996. From 1987 to 1990, he was the Marketing Manager with IEA. Mr. Sagara's other experience in the container leasing business includes marketing management at Genstar from 1984 to 1987 and various container operations positions with Thoresen & Company from 1979 to 1984. Mr. Sagara holds a Bachelor of Science degree in Economics from Aoyama Bakuin University.

          Stefan Mackula is Vice President - Equipment Resale for TEM, in which capacity he coordinates the worldwide sale of equipment into secondary markets. Mr. Mackula also served as Vice President - Marketing for TEM, in which capacity he was responsible for coordinating all leasing activities in Europe, Africa, and the Middle East. He joined TEM in 1983 as Leasing Manager for the United Kingdom. Prior to joining TEM, Mr. Mackula held, beginning in 1972, a variety of positions in the international container shipping industry.

          Ernest J. Furtado is Vice President, Finance and Assistant Secretary of TGH, TEM and TL, in which capacity he is responsible for all accounting, financial management, and reporting functions for TGH, TEM and TL. Prior to joining Textainer in May 1991, Mr. Furtado was Controller for Itel Instant Space and manager of accounting for Itel Containers International Corporation, both in San Francisco, from 1984 to 1991. Mr. Furtado's earlier business affiliations include serving as audit manager for Wells Fargo Bank and as senior accountant with John F. Forbes & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.S. in business administration from the University of California at Berkeley and an M.B.A. in information systems from Golden Gate University.

          Richard G. Murphy is Vice President, Risk Management for TEM. Mr. Murphy is responsible for all credit and risk management functions for TEM and supervises the administrative aspects of equipment acquisitions. He is a member of and acts as secretary to the Credit and Equipment Investment Committees (see "Committees", below). He previously served as Director of Credit and Risk Management from 1989 to 1991 and as Controller from 1988 to 1989. Prior to the takeover of the management of the Interocean Leasing Ltd. fleet by TEM in 1988, Mr. Murphy held various positions in the accounting and financial areas with that company from 1980, acting as Chief Financial Officer from 1984 to 1988. Prior to 1980, he held various positions with firms of public accountants in the U.K. Mr. Murphy is an Associate of the Institute of Chartered Accountants in England and Wales and holds a Bachelor of Commerce degree from the National University of Ireland.

          Janet S. Ruggero is Vice President, Administration and Marketing Services for TEM. Ms. Ruggero is responsible for the tracking and billing of fleets under TEM management, including direct responsibility for ensuring that all data is input in an accurate and timely fashion. She assists the marketing and operations departments by providing statistical reports and analyses and serves on the Credit Committee (see "Committees", below). Prior to joining Textainer in 1986, Ms. Ruggero held various positions with Gelco CTI over the course of 15 years, the last one as Director of Marketing and Administration for the North American Regional office in New York City. She has a B.A. in education from Cumberland College.

          Dr. Adnan Z. Abou Ayyash is a director of TGH and TL. Since 1974 he has been General Manager and Chief Executive Officer of one of the largest firms of consulting engineers in Saudi Arabia, Rashid Engineering. Dr. Adnan Abou Ayyash holds a B.S. degree in Civil Engineering from the American University of Beirut, as well as M.S. and Ph.D. degrees in Civil Engineering from the University of Texas.

          Sheikh Isam K. Kabbani is a director of TGH and TL. He is Chairman and principal stockholder of the IKK Group, Jeddah, Saudi Arabia, a manufacturing and trading group which is active both in Saudi Arabia and internationally. In 1959 Sheikh Isam Kabbani joined the Saudi Arabian Ministry of Foreign Affairs, and in 1960 moved to the Ministry of Petroleum for a period of ten years. During this time he was seconded to the Organization of Petroleum Exporting Countries
(OPEC). After a period as Chief Economist of OPEC, in 1967 he became the Saudi Arabian member of OPEC's Board of Governors. In 1970 he left the ministry of Petroleum to establish his own business, the National Marketing Group, which has been his principal business activity for the past 17 years. Sheikh Kabbani holds a B.A. degree from Swarthmore College, Pennsylvania, and an M.A. degree in Economics and International Relations from Columbia University.

          S. Arthur Morris is a director of TGH, TEM and TL. He is a founding partner in the firm of Morris and Kempe, Chartered Accountants (1962-1977) and currently functions as a correspondent member of a number of international accounting firms through his firm Arthur Morris and Company (1978 to date). He is also President and director of Continental Management Limited (1977 to date). Continental Management Limited is a Bermuda corporation that provides corporate representation, administration and management services and corporate and individual trust administration services. Mr. Morris has over 30 years experience in public accounting and serves on numerous business and charitable organizations in the Cayman Islands and Turks and Caicos Islands. Mr.
Morris became a director of TL and TGH in 1993 and TEM in 1994.

          Dudley R. Cottingham is Assistant Secretary, Vice President and a director of TGH, TEM and TL. He is a partner with Arthur Morris and Company (1977 to date) and a Vice President and director of Continental Management Limited (1978 to date), both in the Cayman Islands and Turks and Caicos Islands. Continental Management Limited is a Bermuda corporation that provides corporate representation, administration and management services and corporate and individual trust administration services. Mr. Cottingham has over 20 years experience in public accounting with responsibility for a variety of international and local clients. Mr. Cottingham became a director of TL and TGH in 1993 and TEM in 1994.

          James S. McCaffrey is Executive Vice President, Chief Operating Officer, Assistant Secretary and a director of and TCC. In this capacity he is responsible for all accounting, financial management, and reporting functions for TCC. He is a member of and acts as secretary to the Investment Advisory Committee and serves on the Equipment Investment Committee (see "Committees" below). Prior to joining Textainer in July 1993, Mr. McCaffrey was Vice President of Finance for Meridian Point Properties, a real estate syndication and management company, from 1985 to 1993; from 1983 to 1985 he was employed by Trans-west Capital as Controller and Chief Financial Officer. Mr. McCaffrey's earlier business affiliations include serving as manager of financial reporting for Fox and Carskadon Financial Corporation and as a senior accountant with Arthur Andersen & Co. Mr. McCaffrey is a Certified Public Accountant and holds a B.S. in business administration and mathematics from Southern Oregon State College and two securities licenses.

         Jeanene K. Gomes is Assistant Secretary of TCC and Secretary and Compliance Officer of TSC. Ms. Gomes is responsible for administering the public partnerships sponsored by the Textainer Group. She is responsible for ensuring that all data relating to investor accounts is input, monitored, and stored in a timely manner and in accordance with the limited partnership agreement for each of the partnerships as well as state and federal securities regulations. Ms. Gomes oversees all communications with the limited partners and as such directly supervises all personnel in performing this function. As compliance officer for TSC, Ms. Gomes is responsible for ensuring compliance with all securities regulations. Ms. Gomes also serves on the Investment Advisory Committee (see "Committees" below). Ms. Gomes holds five securities licenses and was, prior to joining Textainer in 1989, the compliance officer for CIS Investment Corporation, a broker-dealer.

Committees

          The Managing General Partner has established the following three committees to facilitate decisions involving credit and organizational matters, negotiations, documentation, management and final disposition of Equipment for the Partnership and for other programs organized by the Textainer Group:

          Equipment Investment Committee. The Equipment Investment Committee will review the equipment leasing programs of the Partnership on a regular basis with emphasis on matters involving equipment purchases, the equipment mix in the Partnership's portfolio, equipment remarketing issues, and decisions regarding ultimate disposition of equipment. The members of the committee are James E. Hoelter (Chairman), John A. Maccarone, John R. Rhodes, Anthony C. Sowry, James S. McCaffrey, Richard G. Murphy (Secretary), Alex M. Brown and Neil
I. Jowell.

          Credit Committee. The Credit Committee will establish credit limits for every lessee and potential lessee of Equipment and periodically review these limits. In setting such limits, the Credit Committee will consider such factors as customer trade routes, country, political risk, operational history, credit references, credit agency analyses, financial statements, and other information. The members of the Credit Committee are James E. Hoelter(Chairman), John A. Maccarone, Richard G. Murphy (Secretary), Janet S. Ruggero, John R. Rhodes, Anthony C. Sowry and Robert D. Pedersen.

          Investment Advisory Committee. The Investment Advisory Committee will review investor program operations on at least a quarterly basis, emphasizing matters related to cash distributions to investors, cash flow management, portfolio management, and liquidation. The Investment Advisory Committee is organized with a view to applying an interdisciplinary approach, involving management, financial, legal and marketing expertise, to the analysis of investor program operations. The members of the Investment Advisory Committee are James E. Hoelter (Chairman), John A. Maccarone, Cara D. Smith, James S. McCaffrey (Secretary), John R. Rhodes, Jeanene K. Gomes, Harold J. Samson, Alex
M. Brown and Neil I. Jowell.

ITEM 11 - EXECUTIVE COMPENSATION

The Registrant has no executive officers and does not reimburse TCC, TEM or TL for the remuneration payable to their executive officers.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a)      Security ownership of certain beneficial owners

        There is no person or "Group" who is known to the registrant to be the beneficial owner of more than five percent of the outstanding units of limited partnership interest in the Registrant.

b)      Security Ownership of Management
        (Dollar amounts in thousands)

         As of  December  31,  1996,  the  Partnership  had raised  total  gross
         proceeds  of  $25,133,   or  1,256,666  units  of  limited  partnership
         interest. No Units were owned by any executive officers or directors.

c)       Changes in control.

         Inapplicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)      Transactions with Management and Others.

                          (Dollar amounts in thousands)


      At December 31, 1996 and 1995, amounts due to affiliates, net, is comprised of:




                                                                                    1996              1995
                                                                                    ----              ----

                 Due from affiliates:
                    Due from TSC........................................          $  158                 -
                                                                                   -----             -----


                 Due to affiliates:
                    Due to TL...........................................              16               890
                    Due to TCC..........................................               7                20
                    Due to TEM..........................................             172               171
                                                                                   -----            ------

                                                                                     195             1,081
                                                                                   -----             -----

                 Net due to affiliates                                           $    37             1,081
                                                                                  ======             =====

         The amounts receivable and payable to TSC, TEM and TCC were incurred in the ordinary course of business between the Partnership, TEM, TSC and TCC and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and remittance of net rental revenues from TEM. For the period from February 1, 1995 (inception) to December 31, 1995, the amounts payable to TL include $2,393 which was used to facilitate equipment purchases and make cash collateral deposits required under the revolving line of credit.


         In addition, the Registrant paid or will pay the following amounts to the General Partners.



         Management fees in connection with the operations of the Registrant:

                                                                    1996           1995
                                                                    ----           ----

                                     TEM..................         $  293             51
                                                                      ===             ==


         Reimbursement for administrative costs in respect of the operations of the Registrant:

                                                                    1996           1995
                                                                    ----           ----

                                     TCC..................        $    41             17
                                     TEM..................            248             77
                                                                      ---             --
                                     Total................         $  289             94
                                                                      ===             ==

         Advances (reimbursements) in connection with the purchase of Equipment:

                                                                    1996           1995
                                                                    ----           ----

                                     TL...................    $   (2,393)         2,393
                                                                ==========        =====

(b)      Certain Business Relationships.

         Inapplicable.

(c)      Indebtedness of Management

         Inapplicable.

(d)      Transactions with Promoters

         Inapplicable.

See the "Compensation of Affiliates" section of the Registrant's Prospectus, as supplemented, and the Notes to the Financial Statements in Item 8.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Audited  financial  statements  of the Registrant for the year ended December 31, 1996 are contained in Item 8 of this Report

         2.       Financial Statement Schedules.

                  (i)      Independent   Auditors'   Report   on   Supplementary
                           Financial Schedule.

                  (ii)     Schedule II - Valuation and Qualifying Accounts.

         3.       Exhibits Incorporated by reference.

                  (i) The Registrant's Prospectus as contained in Pre-Effective Effective No. 4 to the Registrant's Registration Statement (No. 33-99534), as filed with the Commission on May 10, 1996, and supplemented by Supplement No. 1, as filed with the Commission under Rule 424(b) of the Securities Exchange Act of 1933 on March 24, 1997.

                  (ii)     The  Registrant's  limited   partnership   agreement,
                           Exhibit A to the Prospectus.

(b) During the year ended 1996, no reports on Form 8-K have been filed by the Registrant.

             Independent Auditors' Report on Supplementary Schedule







The Partners
Textainer Equipment Income Fund VI, L.P.:

Under the date of February 17, 1997, we reported on the balance sheets of Textainer Equipment Income Fund VI, L.P. (the Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for the years ended December 31, 1996 and the period from February 1, 1995 (inception) to December 31, 1995. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                              KPMG Peat Marwick LLP


San Francisco, California
February 17, 1997

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A California limited partnership)

                 Schedule II - Valuation and Qualifying Accounts
                             (Amounts in thousands)


                                                              Charged                                            Balance
                                         Balance at           to Costs           Charged                          at End
                                          Beginning             and              to Other                           of
                                          of Period           Expenses           Accounts        Deduction        Period

For the year ended December 31, 1996:

   Allowance for doubtful accounts    $             16                 16             6                -               38
                                                    --                 --           ----             ------           ---

   Damage protection plan reserve     $             20                 60            -                 (3)             77
                                                    --                 --          ------              ---             --


For the year ended December 31, 1995:

   Allowance for doubtful accounts    $             -                  16            -                -                16
                                               ------                  --          ------           ------            ---


   Damage protection plan reserve     $             -                  20            -                -                20
                                               ------                  --          ------           ------             --





                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                                        A California Limited Partnership

                                        By Textainer Capital Corporation
                                           The Managing General Partner

                                        By
                                           John R. Rhodes
                                           Executive Vice President

Date:  March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                         Title                                        Date



                                                  Executive Vice President                     March 27, 1997
John R. Rhodes                                    (Principal Financial and
                                                  Accounting Officer) and
                                                  Secretary


                                                  President (Principal Executive               March 27, 1997
James E. Hoelter                                  Officer) and Director


                                                  Executive Vice President, Chief              March 27, 1997
James S. McCaffrey                                Operating Officer and Director


                                                  Director                                     March 27, 1997
John A. Maccarone


                                                  Director                                     March 27, 1997
Cara D. Smith

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TEXTAINER EQUIPMENT MANAGEMENT FUND VI, L.P.
                                    A California Limited Partnership

                                    By Textainer Capital Corporation
                                       The Managing General Partner

                                    By /s/John R. Rhodes
                                       John R. Rhodes
                                       Executive Vice President

Date: March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                         Title                                        Date


/s/John R. Rhodes                                 Executive Vice President                     March 27, 1997
------------------------------------------------
John R. Rhodes                                    (Principal Financial and
                                                  Accounting Officer) and
                                                  Secretary

/s/James E. Hoelter                               President (Principal Executive               March 27, 1997
------------------------------------------------
James E. Hoelter                                  Officer) and Director


/s/James S. McCaffrey                             Executive Vice President, Chief              March 27, 1997
----------------------------------------------
James S. McCaffrey                                Operating Officer and Director


/s/John A. Maccarone                              Director                                     March 27, 1997
------------------------------------------------
John A. Maccarone


/s/Cara D. Smith                                  Director                                     March 27, 1997
------------------------------------------------
Cara D. Smith