Form 10-Q
period 1997-03-31
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 1997-05-13
CIK 1003638

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 13, 1997


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

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


                  For the quarterly period ended March 31, 1997


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

                       (a California limited partnership)

                      Quarterly Report on Form 10Q for the
                          Quarter Ended March 31, 1997

                                TABLE OF CONTENTS



                                                                                                               Page



Item 1.  Financial Statements

         Balance Sheets - March 31, 1997 (unaudited) and December 31, 1996................................        3

         Statements of Operations for the three months
         ended March 31, 1997 and 1996 (unaudited)........................................................        4

         Statements of Partners' Capital (Deficit)  for the three months
         ended March 31, 1997 and 1996 (unaudited)........................................................        5

         Statements of Cash Flows for the three months
         ended March 31, 1997 and 1996 (unaudited)........................................................        6

         Notes to Financial Statements (unaudited)........................................................        8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................................................       12





                 TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                    (a California limited partnership)

                             Balance Sheets

                 March 31, 1997 and December 31, 1996
                         (Amounts in thousands)

                                                                        1997                    1996
                                                                   ----------------        ---------------
                                                                     (unaudited)


Assets
Container rental equipment, net of accumulated
     depreciation of $2,429 (1996:  $1,988)                     $           27,045                 27,414
Cash                                                                         1,715                  1,051
Cash collateral deposit (note 5)                                                 -                    991
Accounts receivable, net of allowance
     for doubtful accounts of $44 (1996:  $38)                               1,892                  1,033
Prepaid expenses                                                                30                     39
                                                                   ----------------        ---------------

                                                                $           30,682                 30,528
                                                                   ================        ===============

Liabilities and Partners' Capital (Deficit)
Liabilities:
     Accounts payable                                           $              140                    111
     Accrued liabilities                                                       736                     68
     Accrued damage protection plan costs (note 2)                              82                     77
     Due to affiliates, net (note 3)                                             2                     37
     Equipment purchases payable                                                34                     24
     Note payable to bank (note 5)                                               -                  8,780
                                                                   ----------------        ---------------

          Total liabilities                                                    994                  9,097
                                                                   ----------------        ---------------

Partners' capital (deficit):
     General partners                                                        (541)                  (499)
     Limited partners                                                       30,229                 21,930
                                                                   ----------------        ---------------

          Total partners' capital                                           29,688                 21,431
                                                                   ----------------        ---------------

Commitments (note 7)                                            $           30,682                 30,528
                                                                   ================        ===============

See accompanying notes to financial statements

                  TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                    (a California limited partnership)

                        Statements of Operations

        For the  three  months  ended  March  31,  1997 and 1996
     (Dollar amounts in thousands except for unit and per unit amounts)
                               (unaudited)


                                                                1997                1996
                                                          -----------------   ------------------

Rental Income                                           $            1,299                  749
                                                          -----------------   ------------------
Costs and expenses:
    Direct container expenses                                          250                   89
    Bad debt expense                                                     6                    1
    Depreciation                                                       444                  357
    Professional fees                                                   10                   21
    Management fees to affiliates (note 3)                             124                   52
    General administrative costs to affiliates (note 3)                 91                   75
    Other general and administrative costs                              13                    7
                                                          -----------------   ------------------

                                                                       938                  602
                                                          -----------------   ------------------

    Income from operations                                             361                  147
                                                          -----------------   ------------------

Other income (expense):
    Interest expense, net                                             (94)                (451)
    Gain on sale of equipment                                           30                    -
                                                          -----------------   ------------------

                                                                      (64)                (451)
                                                          -----------------   ------------------

    Net earnings (loss)                                 $              297                (304)
                                                          =================   ==================

Allocation of net earnings (loss)  (note 3):
    General Partners                                    $               28                (304)
    Limited Partners                                                   269                    -
                                                          -----------------   ------------------

                                                        $              297                (304)
                                                          =================   ==================

Limited partners' per unit share of
    net earnings                                        $             0.17                    -
                                                          =================   ==================

Limited partners' per unit share
    of distributions                                    $             0.41                    -
                                                          =================   ==================

Weighted average number of limited
    partnership units outstanding                                1,548,842                    5
                                                          =================   ==================

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (a California limited partnership)

                    Statements of Partners' Capital (Deficit)

               For the three months ended March 31, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)

                                                                             Partners' Capital (Deficit)
                                                                -------------------------------------------------------
                                                                 General             Limited                 Total
                                                                -----------       ---------------        --------------

Balances at January 1, 1996                                   $      (399)                     -                 (399)

Net loss                                                             (304)                     -                 (304)
                                                                -----------       ---------------        --------------

Balances at March 31, 1996                                    $      (703)                     -                 (703)
                                                                ===========       ===============        ==============

Balances at January 1, 1997                                   $      (499)                21,930                21,431

Proceeds from sale of limited partnership units                          -                 9,520                 9,520

Syndication and offering costs                                           -                 (857)                 (857)

Distributions                                                         (70)                 (633)                 (703)

Net earnings                                                            28                   269                   297
                                                                -----------       ---------------        --------------

Balances at March 31, 1997                                    $      (541)                30,229                29,688
                                                                ===========       ===============        ==============


See accompanying notes to financial statements

                   TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                      (a California limited partnership)

                          Statements of Cash Flows

               For the three months ended March 31, 1997 and 1996
                            (Amounts in thousands)
                                 (unaudited)


                                                                   1997                 1996
                                                               --------------       --------------

Cash flows from operating activities:
   Net income (loss)                                         $         297                  (304)
   Adjustments to reconcile  net income (loss) to net cash
       provided by operating activities:
         Depreciation                                                  444                   357
         Increase in allowance for doubtful accounts                     6                     6
         Gain on sale of equipment                                     (30)                    -
         Changes in assets and liabilities:
             Increase in accounts receivable                          (282)                  (60)
             Decrease in prepaid expenses                                9                     6
             Increase (decrease) in accounts payable and
                accrued liabilities                                    678                   (59)
             Increase (decrease) in accrued damage
                protection plan costs                                    5                   (12)
             (Decrease) increase in due to affiliates, net             (43)                1,622
                                                               --------------       --------------

             Net cash provided by operating activities               1,084                 1,556
                                                               --------------       --------------

Cash flows from investing activities:
   Proceeds from sale of equipment                                     77                     28
   Equipment purchases                                               (114)                (3,092)
   Cash collateral deposit                                            985                   (422)
                                                               --------------       --------------

             Net cash provided by (used in) investing
               activities                                             948                 (3,486)
                                                               --------------       --------------

Cash flows from financing activities:
   Proceeds from sale of limited partnership units                  8,937                      -
   Distributions to partners                                         (674)                     -
   Syndication and offering costs                                    (857)                     -
   (Repayments) borrowings under revolving credit line             (8,780)                 1,488
   Borrowings from affiliates                                           -                    436
   Cash collateral deposit                                              6                      -
                                                               --------------       --------------

              Net cash (used in) provided by financing
                activities                                         (1,368)                1,924
                                                               --------------       --------------

Net increase (decrease) in cash                                       664                    (6)

Cash at beginning of period                                         1,051                    77
                                                               --------------       --------------

Cash at end of period                                        $      1,715                    71
                                                               ==============       ==============

Interest paid during the period                              $        101                   465
                                                               ==============       ==============

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A California limited partnership)

                       Statements of Cash Flows--Continued

               For the three months ended March 31, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, proceeds from sale of limited partnership units, proceeds from sale of Equipment and distributions to partners which had not been paid or received by the Partnership as of March 31, 1997 and 1996, and December 31, 1996 and 1995, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month period ended March 31, 1997 and 1996.

                                                                          Mar. 31     Dec. 31    Mar. 31     Dec. 31
                                                                             1997        1996       1996        1995
                                                                          -------     -------    -------     -------
Equipment purchases included in:
     Due to affiliates................................................$         -           2         98         109
     Equipment purchases payable......................................         34          24      1,017       1,935

Proceeds from sale of limited partnership units included in:
     Accounts receivable..............................................        720         137          -           -

Proceeds from sale of Equipment included in:
     Due from affiliates..............................................          1           1         14          28

Distributions to partners included in:
     Due to affiliates................................................         26          16          1           1
     Accounts payable and accrued liabilities.........................         41          22          -           -

The following table summarizes the amounts of Equipment purchases, sale of limited partnership units, proceeds from sale of Equipment, distributions to partners, and syndication and offering costs recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month period ended March 31, 1997 and 1996.

                                                                                                    1997        1996
                                                                                                    ----        ----
Equipment purchases recorded.........................................................         $      122       2,163
Equipment purchases paid.............................................................                114       3,092

Proceeds from sale of limited partnership units recorded.............................              9,520           -
Proceeds from sale of limited partnership units received.............................              8,937           -

Proceeds from sale of Equipment recorded.............................................                 77          14
Proceeds from sale of Equipment received.............................................                 77          28

Distributions to partners declared...................................................                703           -
Distributions to partners paid.......................................................                674           -

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A California limited partnership)

                          Notes to Financial Statements

                                 March 31, 1997
      (Dollar amounts in thousands except for unit and per unit amounts)
                                   (unaudited)

Note 1.  General

       Textainer Equipment Income Fund VI, L.P. (the Partnership) is a California Limited Partnership founded in 1995. The Partnership owns and leases a fleet of intermodal marine cargo container equipment (the Equipment) to international shipping lines.

       The accompanying interim financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1997 and December 31, 1996, and the results of its operations, changes in partners' capital (deficit), and cash flows for the three-month periods ended March 31, 1997 and 1996, have been made.

       The financial information presented herein should be read in conjunction
       with  the  audited  financial  statements   and  the  accompanying  Notes
       included   in  the  Partnership's  audited  financial  statements  as  of
       December 31, 1996.

       Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2.  Damage Protection Plan

       The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. At March 31, 1997 and December 31, 1996, this reserve was equal to $82 and $77, respectively.

Note 3.  Acquisition of Equipment

       During  the  three-month  periods  ended  March 31,  1997 and  1996,  the
       Partnership   purchased  Equipment  with  a  cost  of  $122  and  $2,163, respectively.

Note 4.  Transactions with Affiliates

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

       In accordance with the Partnership Agreement, and subject to special allocations described therein, net earnings or losses and partnership distributions are generally allocated 9.5% to the General Partners and 90.5% to the Limited Partners. Items of income and gain are specially allocated to the General Partners to the extent their capital accounts' show a deficit.

       As part of the operation of the Partnership, the Partnership is to pay to the General Partners an incentive management fee, an equipment management fee and an equipment liquidation fee, as well as reimbursing the General Partners for certain administrative costs. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $33 of incentive management fees during the three-month period ended March 31, 1997. There were no incentive management fees paid to the General Partners for the three-month period ended March 31, 1996. No equipment liquidation fees were incurred in either period.

       The Equipment of the Partnership is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is netted in the amount due to affiliates at March 31, 1997 and December 31, 1996.

       Subject to certain reductions, TEM receives a monthly Equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $91 and $52 for the three-month periods ended March 31, 1997 and 1996. The Equipment is leased by TEM to third-party lessees on operating master leases, spot leases and term leases. The majority are operating master leases with limited terms and no purchase options.

       Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance, are incurred in performing administrative services necessary to the operation of the Partnership. These costs are borne by TCC and TEM. During the three-month period ended March 31, 1997 and 1996 costs allocated to the Partnership for salaries were $46 and $38, respectively and other general and administrative costs were $45 and $37, respectively. TEM allocates these costs based on the ratio of the Partnership's interest in managed Equipment to the total
       Equipment managed by TEM during the period. Indirect general and administrative costs allocated to the Partnership were $80 and $63 for the three-month periods from March 31, 1997 and 1996, respectively.

       TCC allocates indirect general and administrative costs to the Partnership based on the ratio of the Partnership's Equipment to the total Equipment of all limited partnerships managed by TCC. TCC allocated $11 and $12 of these indirect costs to the Partnership during the three-month periods ended March 31, 1997 and 1996, respectively.

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

       As of March 31, 1997 and December 31, 1996, due to affiliates, net, are comprised of:

                                                                                      1997       1996
                                                                                      ----       ----
                     Due from affiliates:
                        Due from TSC.......................................  $           7        158
                        Due from TEM.......................................             31          -
                                                                                     -----       ----
                                                                             $          38        158
                                                                                     =====       ====

                     Due to affiliates:
                        Due to TEM.........................................  $           -        172
                        Due to TL..........................................             26         16
                        Due to TCC.........................................             14          -
                        Due to TSC.........................................              -          7
                                                                                     -----       ----
                                                                             $          40        195
                                                                                     =====       ====


       These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or the accrual and remittance of net rental revenues by TEM.

       It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which were outstanding for more than one month, to the extent such balances relate to loans for Equipment purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest expense incurred on intercompany balances for the three-month period ended March 31, 1997. During the three-month period ended March 31, 1996, the Partnership incurred $42 in interest charged by the General Partners.

Note 5.  Rentals under Operating Leases

       The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of March 31, 1997:

           Year ended March 31:

           1998..................................................       $ 741
           1999..................................................          39
           2000..................................................          10
                                                                          ---

           Total minimum future rentals receivable...............       $ 790
                                                                          ===

Note 6.  Revolving Credit Line

        The Partnership has a short-term revolving credit facility(the Facility) with an available limit of $25,000, expiring June 30, 1997, which is available for Equipment purchases. Balances borrowed under the Facility bear interest at either the Prime Rate plus .25%, or LIBOR plus 1.75%, and are secured by all assets of the Partnership. The Partnership pays a commitment fee of 1/2% per annum on the unused portion of the Facility. This fee, as well as the interest on any amounts borrowed, is payable quarterly in arrears. Should the Facility not be renewed upon its expiration, it may, at the Partnership's option, be converted to a four-year term loan, with interest at either the Prime Rate plus 2.25%, or LIBOR plus 3.25%. The Partnership can borrow an amount up to the sum of 60% of the net book value of Equipment plus the amount of the cash collateral. At March 31, 1997, there were no borrowings outstanding.

Note 7.  Commitments

        At March 31, 1997, the Partnership has committed to purchase 150 new containers at an approximate total purchase price of $318. These commitments were made to TAS, which, as the contracting party, has in turn committed to purchase this Equipment on behalf of the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (Dollar amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 1997 and 1996. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

The Partnership began its offering of limited partnership interests to the public on May 10, 1996. The Partnership received its minimum subscription amount of $1,100 on June 17, 1996 and had received offering proceeds totaling $34,654 as of March 31, 1997.

The Managing General Partner decided to terminate the Partnership's Offering effective April 30, 1997. The primary reason for this decision is the current decrease in demand for leased containers and the associated decline in lease rates and utilization. The decline in demand for leased containers, the Partnership's principal business, is described more fully below under "Results of Operations".

The decline in demand for leased containers has been accompanied by a drop in the purchase price of new containers. Due to this drop in container prices, the Managing General Partner believes that some additional investment in containers is warranted. Therefore, the Partnership intends to invest any available offering proceeds in containers.

The Partnership has a short-term revolving credit facility (the Facility) with an available limit of $25,000, which expires June 30, 1997, and is available for Equipment purchases. Balances borrowed under the Facility bear interest at either the Prime Rate plus .25%, or LIBOR plus 1.75%, and are secured by all assets of the Partnership. The Partnership pays a commitment fee of 1/2% per annum on the unused portion of the Facility. This fee, as well as the interest on any amounts borrowed, is payable quarterly in arrears. Should the Facility not be renewed upon its expiration, it may, at the Partnership's option, be converted to a four-year term loan, with interest at either the Prime Rate plus 2.25%, or LIBOR plus 3.25% The Partnership can borrow an amount up to the sum of 60% of the net book value of Equipment plus the amount of the cash collateral.

During the three months ended March 31, 1997, the Partnership paid down $8,780, the entire outstanding balance on the Facility, and at March 31, 1997, had $25,000 available under this Facility to finance Equipment purchases.

The Partnership's policy is to maintain minimum working capital reserves in an amount equal to 1% of aggregate offering proceeds during the Offering Period and until proceeds received in the Offering (less reserves) are invested in Equipment. Thereafter, working capital reserves may be established at such levels as the Managing General Partner deems necessary to serve the best interest of the Partnership, but in no event less than the lesser of (i) 1% of aggregate offering proceeds; or (ii) $100. (See "Business of the Partnership:
Reserves" in the Prospectus.) The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. At March 31, 1997, the Partnership's cash of $1,715 was invested in money market accounts.

During the year ended December 31, 1996, the Partnership declared cash distributions to limited partners pertaining to the period from December 1996 through February 1997 in the amount of $633. These distributions represent a return of 10.00% of original capital (measured on an annualized basis) on each unit. On a GAAP basis $364 of these distributions was a return of capital. On a cash basis all of these distributions were from operations. Beginning with the cash distribution to limited partners for the month of April 1997, payable May, 1997, the Partnership will make distributions on an annualized rate of 9% on each Unit. This reduction in the Partnership's distribution rate is a result of the decline in market conditions which are discussed more fully below under "Results of Operations".

At March 31 1997, the Partnership had committed to purchase 150 new containers at an approximate total purchase price of $318. The Partnership expects to fund the purchase of the Equipment with its cash on hand. In the event the Partnership decides not to purchase the Equipment, one of the General Partners or an affiliate of the General Partners will retain the Equipment for its own account.

For the three months ended March 31, 1997 and 1996, the Partnership had net cash provided by operating activities of $1,084 and $1,556, respectively. The decrease was primarily attributable to a decrease in due to affiliates, net and an increase in accounts receivable from operations, offset in part by increases in net income and accounts payable and accrued liabilities. Due to affiliates, net, decreased due to timing differences in the accrual and payment of expenses and fees or in the accrual and remittance of net rental revenues. The increases in accounts receivable from operations, net earnings and accounts payable and accrued liabilities are primarily attributable to the increase in the average fleet size in 1997 as compared to the same period in 1996.

Net cash provided by investing activities was $948 for the three months ended March 31, 1997 as compared to net cash used in investing activities of $3,486 for the same period in 1996. Net cash provided by investing activities for the three months ended March 31, 1997, included the return of restricted funds, previously held as collateral for the Facility. Equipment purchases decreased between periods primarily due to the Partnership utilizing available cash for the repayment of the credit facility during 1997.

Net cash used in financing activities was $1,374 for the three month period ended March 31, 1997 as compared to net cash provided by financing activities of $1,924 for the same period in 1996. The decrease in net cash provided by financing activities was primarily due to the repayment of the Facility and payments made for distributions to partners and syndication and offering costs. The decrease was offset by the receipt of proceeds from the sales of limited partnership units.


Results of Operations

Because the Partnership has only recently been formed, the results of its operations for the three months ended March 31, 1997 and 1996 are not representative of the results expected after the discontinuation of the Offering and the completion of the purchase of the initial portfolio of Equipment. The Partnership sustained net earnings of $297 and a net loss of $304 during the three months ended March 31, 1997 and 1996, respectively. These financial results include non-cash depreciation expenses of $444 and $357 for the respective periods.

The Partnership's income (loss) from operations, which consist of rental revenue, Equipment depreciation, direct operating expenses, management fees, interest, and reimbursement of administrative expenses were directly related to the size of the Equipment fleet during the three months ended March 31, 1997 and 1996. The following is a summary of the size of the Equipment fleet (in units) at the end of each quarter during the period from February 1, 1995 (inception) through March 31, 1997.

                                 June 30, 1995.................         198
                                 September 30, 1995............       3,995
                                 December 31, 1995.............       6,614
                                 March 31, 1996................       7,239
                                 June 30, 1996.................       7,596
                                 September 30, 1996............       8,143
                                 December 31, 1996.............       9,099
                                 March 31, 1997................       9,083


Rental income and direct operating expenses are also affected by the lease utilization percentages for the Equipment which were 82% and 69% on average during the three months ended March 31, 1997 and 1996, respectively. Lease utilization percentages tend to increase gradually during the initial purchase and lease-up phase of the Partnership's container fleet. Carefully managed additions of Equipment and the time required to lease the added Equipment contribute to the lease utilization percentage growth. In addition, rental income is affected by daily rental rates.

The following is a comparative analysis of the results of operation for the three-month period ended March 31, 1997 and 1996.

The Partnership's income from operations for the three-month period ended March 31, 1997 was $361 on gross rental income of $1,299, compared to $147 on gross rental income of $749 for the same period in 1996. The largest component of total rental income is income from container rentals, which increased by $485 or 68%, from 1996 to 1997. Income from container rentals is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage and average daily rental rates. Average utilization increased 19%, average daily rental rates increased 10% and average inventory increased 31%. Despite these increases, though, general demand for leased containers has declined, as described below.

Container utilization began to decline in late 1995 and that decline persisted throughout 1996 and into 1997. The General Partners believe that this decrease in demand for leased containers is the result of adverse changes in the business of its shipping line customers. These changes consist principally of: (i) a general slowdown in the growth of world containerized cargo trade, particularly in the Asia-North America and Asia-Europe trade routes; (ii) over-capacity resulting from the 1996 and 1997 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade; and (iii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers, thereby decreasing the demand for leased containers. The container ship over-capacity in particular led to lower shipping rates, resulting in shipping lines' need to reduce operating costs. The drive to reduce costs, coupled with the availability of inexpensive financing and lower container prices, encouraged shipping lines to purchase, rather than lease, a greater number of new containers in 1996 than in previous years. All of these factors have led to downward pressure on container lease rates, a decline in utilization of leased containers, and an increase in leasing incentives and other discounts being granted to shipping lines by container lessors, further eroding Partnership profitability. The decline in demand for leased containers has been accompanied by a drop in the purchase price of new containers. For the near term, the General Partners do not foresee any changes in current market conditions and caution that both utilization and lease rates could continue to decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Equipment under short-term operating leases.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of containers from prime locations less credits granted to lessees for leasing containers from less desirable locations (location income), income for handling and returning containers and income from charges to lessees for a damage protection plan
(DPP). For the three-month period ended March 31, 1997, the total of these other revenue items was $102, an increase of $65 compared to the equivalent period in 1996. The increase is primarily due to the increase in fleet size.

Direct operating expenses, excluding bad debt expense, increased by $161 from the three-month period ended March 31, 1996, to the same period in 1997. The primary components of this increase were increases in storage, handling, DPP and repositioning expenses. Bad debt expense increased $5 between periods and depreciation expense increased by $87, or 24%, from the three-month period ended March 31, 1996 to the same period in 1997. These increases are primarily due to the increase in the Partnership's average fleet size between periods.

Management fees increased by $72 from the three months ended March 31, 1996 to the equivalent period in 1997 due to increases in incentive and equipment management fees. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and partners' capital, increased $33, or 100% in line with the commencement of partner distributions and the increase in partners' capital from the three-month period ended March 31, 1996 to the equivalent period in 1997. Equipment management fees increased proportionally with the increase in rental income and were 7% of gross revenue for both periods.

General and administrative costs to affiliates increased by 21%, or $16, from the three-month period ended March 31, 1996 to the same period in 1997, primarily due to the increase in the average container fleet.

Other expense decreased $387 from the three-month period ended March 31, 1996 to the same period in 1997, representing an decrease of $357 in interest expense and an increase of $30 in gain on sale of equipment. Interest expense declined primarily due to the decline in borrowings from the three-month period ended March 31, 1996, to the equivalent period in 1997.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 1997 which would result in such risk materializing.

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


                                        TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                                        (A California limited partnership)

                                        By Textainer Capital Corporation
                                        The Managing General Partner



                                       By____________________________
                                            John R. Rhodes
                                            Executive Vice President



Date: May 14, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                    Title                                      Date




____________________________                 Executive Vice President,                  May 14, 1997
John R. Rhodes                               (Principal Financial and
                                             Accounting Officer) and
                                             Secretary


____________________________                 President (Principal Executive             May 14, 1997
James E. Hoelter                             Officer) and Director





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


                                        TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                                        (A California limited partnership)

                                        By Textainer Capital Corporation
                                        The Managing General Partner



                                        By /s/John R. Rhodes
                                           -------------------------
                                           John R. Rhodes
                                           Executive Vice President


Date: May 14, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                  Title                                       Date



/s/John R. Rhodes                          Executive Vice President,                   May 14, 1997
-------------------------                  (Principal Financial and
John R. Rhodes                             Accounting Officer) and
                                           Secretary

/s/James E. Hoelter                        President (Principal Executive              May 14, 1997
-----------------------                    Officer) and Director
James E. Hoelter