Form 10-Q/A
period 1997-03-31
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 1997-05-28
CIK 1003638

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 28, 1997


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Company") the Company's Amended Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1997.

This filing is being effected by direct transmission to the Commission's EDGAR System.

Sincerely,

Nadine Forsman
Controller

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549


                                   FORM 10Q/A


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

                       (a California limited partnership)

                     Quarterly Report on Form 10Q/A for the
                          Quarter Ended March 31, 1997

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




                                TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                                    (a California limited partnership)

                                              Balance Sheets

                                   March 31, 1997 and December 31, 1996
                                         (Amounts in thousands)

                                                                        1997                    1996
                                                                   ----------------        ---------------
                                                                     (unaudited)

Assets
Container rental equipment, net of accumulated
     depreciation of $2,429 (1996:  $1,988)                     $           27,045                 27,414
Cash                                                                         1,715                  1,051
Cash collateral deposit (note 5)                                                 -                    991
Accounts receivable, net of allowance
     for doubtful accounts of $44 (1996:  $38)                               1,223                  1,033
Prepaid expenses                                                                30                     39
                                                                   ----------------        ---------------

                                                                $           30,013                 30,528
                                                                   ================        ===============

Liabilities and Partners' Capital (Deficit)
Liabilities:
     Accounts payable                                           $              140                    111
     Accrued liabilities                                                        67                     68
     Accrued damage protection plan costs (note 2)                              82                     77
     Due to affiliates, net (note 3)                                             2                     37
     Equipment purchases payable                                                34                     24
     Note payable to bank (note 5)                                               -                  8,780
                                                                   ----------------        ---------------

          Total liabilities                                                    325                  9,097
                                                                   ----------------        ---------------

Partners' capital (deficit):
     General partners                                                        (541)                  (499)
     Limited partners                                                       30,229                 21,930
                                                                   ----------------        ---------------

          Total partners' capital                                           29,688                 21,431
                                                                   ----------------        ---------------

                                                                $           30,013                 30,528
                                                                   ================        ===============

See accompanying notes to financial statements

                          TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                             (a California limited partnership)

                                  Statements of Operations

                     For the three  months ended March 31, 1997 and 1996
            (Dollar amounts in thousands except for unit and per unit amounts)
                                         (unaudited)


                                                             1997                 1996
                                                       ------------------   ------------------
Rental Income                                        $             1,299                  749
                                                       ------------------   ------------------
Costs and expenses:
Direct container expenses                                            250                   89
Bad debt expense                                                       6                    1
Depreciation                                                         444                  357
Professional fees                                                     10                   21
Management fees to affiliates (note 3)                               124                   52
General administrative costs to affiliates (note 3)                   91                   75
Other general and administrative costs                                13                    7
                                                       ------------------   ------------------
                                                                     938                  602
                                                       ------------------   ------------------
Income from operations                                               361                  147
                                                       ------------------   ------------------
Other income (expense):
Interest expense, net                                               (94)                (451)
Gain on sale of equipment                                             30                    -
                                                       ------------------   ------------------
                                                                    (64)                (451)
                                                       ------------------   ------------------
Net earnings (loss)                                  $               297                (304)
                                                       ==================   ==================

Allocation of net earnings (loss) (note 3):
General Partners                                     $                28                (304)
Limited Partners                                                     269                    -
                                                       ------------------   ------------------
                                                     $               297                (304)
                                                       ==================   ==================
Limited partners' per unit share of
net earnings                                         $              0.17                    -
                                                       ==================   ==================
Limited partners' per unit share
of distributions                                     $              0.41                    -
                                                       ==================   ==================
Weighted average number of limited
partnership units outstanding                                  1,548,842                    5
                                                       ==================   ==================

See acocmpanying notes to financial statements

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
                                                                ===========       ===============        ==============


See accompanying notes to financial statements



                            TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                               (a California limited partnership)

                                    Statements of Cash Flows

                       For the three months ended March 31, 1997 and 1996
                                     (Amounts in thousands)
                                           (unaudited)


                                                                   1997                 1996
                                                               --------------       --------------

Cash flows from operating activities:
   Net income (loss)                                         $           297                (304)
   Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
         Depreciation                                                    444                  357
         Increase in allowance for doubtful accounts                       6                    6
         Gain on sale of equipment                                      (30)                    -
         Changes in assets and liabilities:
             Increase in accounts receivable                           (282)                 (60)
             Decrease in prepaid expenses                                  9                    6
             Increase (decrease) in accounts payable and
                accrued liabilities                                        9                 (59)
             Increase (decrease) in accrued damage
                protection plan costs                                      5                 (12)
             (Decrease) increase in due to affiliates, net              (43)                1,622
                                                               --------------       --------------

             Net cash provided by operating activities                   415                1,556
                                                               --------------       --------------

Cash flows from investing activities:
   Proceeds from sale of equipment                                        77                   28
   Equipment purchases                                                 (114)              (3,092)
   Cash collateral deposit                                               985                (422)
                                                               --------------       --------------

             Net cash provided by (used in) investing
             activities                                                  948              (3,486)
                                                               --------------       --------------

Cash flows from financing activities:
   Proceeds from sale of limited partnership units                     9,606                    -
   Distributions to partners                                           (674)                    -
   Syndication and offering costs                                      (857)                    -
   (Repayments) borrowings under revolving credit line               (8,780)                1,488
   Borrowings from affiliates                                              -                  436
   Cash collateral deposit                                                 6                    -
                                                               --------------       --------------

              Net cash (used in) provided by financing
              activities                                               (699)                1,924
                                                               --------------       --------------

Net increase (decrease) in cash                                          664                  (6)

Cash at beginning of period                                            1,051                   77
                                                               --------------       --------------

Cash at end of period                                        $         1,715                   71
                                                               ==============       ==============

Interest paid during the period                              $           113                  465
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

                                                                          Mar. 31     Dec. 31    Mar. 31     Dec. 31
                                                                             1997        1996       1996        1995
                                                                          -------     -------    -------     -------
Equipment purchases included in:
     Due to affiliates................................................$         -           2         98         109
     Equipment purchases payable......................................         34          24      1,017       1,935

Proceeds from sale of limited partnership units included in:
     Accounts receivable...............................................        51         137          -           -

Proceeds from sale of Equipment included in:
     Due from affiliates...............................................         1           1         14          28

Distributions to partners included in:
     Due to affiliates.................................................        26          16          1           1
     Accounts payable and accrued liabilities..........................        41          22          -           -

The following table summarizes the amounts of Equipment purchases, sale of limited partnership units, proceeds from sale of Equipment, distributions to partners, and syndication and offering costs recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month period ended March 31, 1997 and 1996.

                                                                                                    1997        1996
                                                                                                    ----        ----
Equipment purchases recorded.........................................................         $      122       2,163
Equipment purchases paid.............................................................                114       3,092

Proceeds from sale of limited partnership units recorded.............................              9,520           -
Proceeds from sale of limited partnership units received.............................              9,606           -

Proceeds from sale of Equipment recorded.............................................                 77          14
Proceeds from sale of Equipment received.............................................                 77          28

Distributions to partners declared...................................................                703           -
Distributions to partners paid.......................................................                674           -

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

        As part of the operation of the Partnership, the Partnership is to pay to the General Partners an incentive management fee, an equipment management fee and an equipment liquidation fee, as well as reimbursing the General Partners for certain administrative costs. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $33 of incentive management fees during the three-month period ended March 31, 1997. There were no incentive management fees paid to the General Partners for the three-month period ended March 31, 1996.No equipment liquidation fees were incurred in either period.

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

        Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance, are incurred in performing administrative services necessary to the operation of the Partnership. These costs are borne by TCC and TEM.During the three-month period ended March 31, 1997 and 1996 costs allocated to the Partnership for salaries were $46 and $38,respectively and other general and administrative costs were $45 and $37, respectively. TEM allocates these costs based on the ratio of the Partnership's interest in managed Equipment to the total
        Equipment managed by TEM during the period. Indirect general and administrative costs allocated to the Partnership were $80 and $63 for the three-month periods from March 31, 1997 and 1996, respectively.

        TCC allocates indirect general and administrative costs to the Partnership based on the ratio of the Partnership's Equipment to the total Equipment of all limited partnerships managed by TCC.TCC allocated $11 and $12 of these indirect costs to the Partnership during the three-month periods ended March 31, 1997 and 1996, respectively.

        The General Partners or TAS may acquire Equipment in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such Equipment for the Partnership. The Equipment may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement.

        The Partnership pays a managing sales agent fee to TSC of up to 9% of the gross proceeds from the sale of limited partnership units,from which TSC pays commissions to independent participating broker/dealers who participate in the offering. The amount of the managing sales agent fee and the broker/dealers' commissions are determined by the volume of units sold to each investor by the broker/dealers. The General Partners or TSC will pay, out of their own corporate funds, all other organization, offering and joint sales costs incurred by the General Partners or TSC.

        As of March 31, 1997 and December 31, 1996, due to affiliates, net, are comprised of:

                                                                         1997       1996
          Due from affiliates:
           Due from TSC.......................................  $           7        158
           Due from TEM.......................................             31          -
                                                                        -----       ----
                                                                $          38        158
                                                                        =====       ====

          Due to affiliates:
           Due to TEM.........................................  $           -        172
           Due to TL..........................................             26         16
           Due to TCC.........................................             14          -
           Due to TSC.........................................              -          7
                                                                        -----       ----
                                                                $          40        195
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

During the year ended December 31, 1996, the Partnership declared cash distributions to limited partners pertaining to the period from December 1996 through February 1997 in the amount of $633. These distributions represent a return of 10.00% of original capital (measured on an annualized basis) on each unit. On a GAAP basis $364 of these distributions was a return of capital. On a cash basis, $415 of these distributions was from operations and the balance was from reserves. Beginning with the cash distribution to limited partners for the month of April 1997, payable May, 1997, the Partnership will make distributions on an annualized rate of 9% on each Unit. This reduction in the Partnership's distribution rate is a result of the decline in market conditions which are discussed more fully below under "Results of Operations".

At March 31 1997, the Partnership had committed to purchase 150 new containers at an approximate total purchase price of $318. The Partnership expects to fund the purchase of the Equipment with its cash on hand. In the event the Partnership decides not to purchase the Equipment, one of the General Partners or an affiliate of the General Partners will retain the Equipment for its own account.

For the three months ended March 31, 1997 and 1996, the Partnership had net cash provided by operating activities of $415 and $1,556, respectively. The decrease was primarily attributable to a decrease in due to affiliates, net and an increase in accounts receivable from operations,offset in part by an increase in net income. Due to affiliates, net, decreased due to timing differences in the accrual and payment of expenses and fees or in the accrual and remittance of net rental revenues. The increases in accounts receivable from operations and net earnings are primarily attributable to the increase in the average fleet size in 1997 as compared to the same period in 1996.

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

Net cash used in financing activities was $699 for the three month period ended March 31, 1997 as compared to net cash provided by financing activities of $1,924 for the same period in 1996. The decrease in net cash provided by financing activities was primarily due to the repayment of the Facility and payments made for distributions to partners and syndication and offering costs. The decrease was offset by the receipt of proceeds from the sales of limited partnership units.


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

Other expense decreased $387 from the three-month period ended March 31, 1996 to the same period in 1997, representing a decrease of $357 in net interest expense and an increase of $30 in gain on sale of equipment. Interest expense declined primarily due to the decline in borrowings from the three-month period ended March 31, 1996, to the equivalent period in 1997.

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



Date: May 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                    Title                                      Date




____________________________                 Executive Vice President,                  May 28, 1997
John R. Rhodes                               (Principal Financial and
                                             Accounting Officer) and
                                             Secretary


____________________________                 President (Principal Executive             May 28, 1997
James E. Hoelter                             Officer) and Director





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


Date: May 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                  Title                                       Date



/s/John R. Rhodes                          Executive Vice President,                   May 28, 1997
-------------------------                  (Principal Financial and
John R. Rhodes                             Accounting Officer) and
                                           Secretary

/s/James E. Hoelter                        President (Principal Executive              May 28, 1997
-----------------------                    Officer) and Director
James E. Hoelter
