Form 10-Q
period 1997-06-30
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 1997-08-14
CIK 1003638

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 13,1997


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

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


                 For the quarterly period ended June 30, 1997


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

                       (a California limited partnership)

                     Quarterly Report on Form 10Q for the
                          Quarter Ended June 30, 1997

                              TABLE OF CONTENTS



                                                                                                               Page



Item 1.  Financial Statements

         Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996.................................        3

         Statements of Operations for the six and three months
         ended June 30, 1997 and 1996 (unaudited).........................................................        4

         Statements of Partners' Capital (Deficit)  for the six months
         ended June 30, 1997 and 1996 (unaudited).........................................................        5

         Statements of Cash Flows for the six months
         ended June 30, 1997 and 1996 (unaudited).........................................................        6

         Notes to Financial Statements (unaudited)........................................................        8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................................................       12





                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                      (a California Limited Partnership)

                                Balance Sheets

                     June 30, 1997 and December 31, 1996
                            (Amounts in thousands)

                                                                        1997                    1996
                                                                   ----------------        ---------------
                                                                     (unaudited)

Assets
Container rental equipment, net of accumulated
     depreciation of $2,893 (1996:  $1,988)                      $          29,252                 27,414
Cash                                                                         2,130                  1,051
Cash collateral deposit (note 6)                                                 -                    991
Accounts receivable, net of allowance
     for doubtful accounts of $82 (1996:  $38)                               1,140                  1,033
Due from affiliates (note 4)                                                    68                    158
Prepaid expenses                                                                21                     39
                                                                   ----------------        ---------------
                                                                 $          32,611                 30,686
                                                                   ================        ===============

Liabilities and Partners' Capital
Liabilities:
     Accounts payable                                            $             201                    111
     Accrued liabilities                                                       156                     68
     Accrued damage protection plan costs (note 2)                              84                     77
     Due to affiliates (note 4)                                                 38                    195
     Equipment purchases payable                                               957                     24
     Revolving credit facility (note 6)                                          -                  8,780
                                                                   ----------------        ---------------
          Total liabilities                                                  1,436                  9,255
                                                                   ----------------        ---------------

Partners' capital:
     General partners                                                         (603)                  (499)
     Limited partners                                                       31,778                 21,930
                                                                   ----------------        ---------------
          Total partners' capital                                           31,175                 21,431
                                                                   ----------------        ---------------
Commitments (note 7)
                                                                 $          32,611                 30,686
                                                                   ================        ===============

See accompanying notes to financial statements

                        TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                           (a California Limited Partnership)

                               Statements of Operations

              For the six and three months ended June 30, 1997 and 1996 (Dollar amounts in thousands except for unit and per unit amounts)
                                    (unaudited)


                                                   Six months         Three months        Six months       Three months
                                                        Ended               Ended              Ended              Ended
                                                June 30, 1997       June 30, 1997      June 30, 1996     June 30, 1996
                                              ----------------   -----------------   ----------------   ----------------

Rental income                               $          2,608               1,309              1,641                 892
                                              ----------------   -----------------   ----------------   ----------------
Costs and expenses:
   Direct container expenses                             539                 289                229                 140
   Bad debt expense                                       44                 38                   2                   1
   Depreciation                                          911                 467                738                 381
   Professional fees                                      20                  10                 28                   7
   Management fees to affiliates (note 4)                253                 129                115                  62
   General and administrative costs
      to affiliates (note 4)                             185                  94                151                  76
   Other general and administrative costs                 29                  16                 13                   7
                                              ----------------   -----------------   ----------------   ----------------
                                                       1,981               1,043              1,276                 674
                                              ----------------   -----------------   ----------------   ----------------
   Income from operations                                627                 266                365                 218
                                              ----------------   -----------------   ----------------   ----------------

Other (expense) income:
   Interest expense, net                                (110)                (16)              (925)               (474)
   Gain on sale of equipment                              50                  20                  8                   8
                                              ----------------   -----------------   ----------------   ----------------
                                                         (60)                  4               (917)               (466)
                                              ----------------   -----------------   ----------------   ----------------
   Net earnings (loss)                      $            567                 270               (552)               (248)
                                              ================   =================   ================   ================

Allocation of net earnings (loss) (note 4):
   General Partners                         $             54                  26                 (52)               (24)
   Limited Partners                                      513                 244                (500)              (224)
                                              ----------------   -----------------   ----------------   ----------------
                                            $            567                 270                (552)              (248)
                                              ================   =================   ================   ================

Limited partners' per unit share of
   net earnings (loss)                      $           0.31                0.13              (10.02)             (4.49)
                                              ================   =================   ================   ================

Limited partners' per unit share
   of distributions                         $           0.87                0.43                  -                   -
                                              ================   =================   ================   ================

Weighted average number of limited
   partnership units outstanding                   1,653,576           1,848,397              49,925             49,925
                                              ================   =================   ================   ================

See accompanying notes to financial statements

                   TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                     (a California Limited Partnership)

                      Statements of Partners' Capital

              For the six months ended June 30, 1997 and 1996
                           (Amounts in thousands)
                                 (unaudited)

                                                                                  Partners' Capital
                                                                -------------------------------------------------------
                                                                 General              Limited                Total
                                                                -----------       ----------------       --------------

Balances at January 1, 1996                                   $       (399)                     -                 (399)

Proceeds from sale of limited partnership units                          -                  2,371                2,371

Syndication and offering costs                                           -                   (213)                (213)

Net loss                                                               (52)                  (500)                (552)
                                                                -----------       ----------------       --------------
Balances at June 30, 1996                                     $       (451)                 1,658                1,207
                                                                ===========       ================       ==============

Balances at January 1, 1997                                   $       (499)                21,930               21,431

Proceeds from sale of limited partnership units                          -                 11,834               11,834

Syndication and offering costs                                           -                 (1,065)              (1,065)

Distributions                                                         (158)                (1,434)              (1,592)

Net earnings                                                            54                    513                  567
                                                                -----------       ----------------       --------------
Balances at June 30, 1997                                     $       (603)                31,778               31,175
                                                                ===========       ================       ==============


See accompanying notes to financial statements




                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (a California Limited Partnership)

                          Statements of Cash Flows

                 For the six months ended June 30, 1997 and 1996
                           (Amounts in thousands)
                                (unaudited)


                                                                     1997                   1996
                                                                 --------------        ---------------

Cash flows from operating activities:
   Net earnings (loss)                                         $            567                  (552)
   Adjustments to reconcile net earnings (loss) to
       net cash provided by operating activities:
         Depreciation                                                       911                   738
         Increase in allowance for doubtful accounts                         44                     7
         Gain on sale of equipment                                          (50)                   (8)
         Changes in assets and liabilities:
             Increase in accounts receivable                               (288)                 (174)
             Decrease in prepaid expenses                                    18                    12
             Increase (decrease) in accounts payable and
                accrued liabilities                                         145                  (172)
             Increase in accrued damage protection plan costs                 7                     3
             (Decrease) increase in due to affiliates, net                  (71)                1,629
                                                                 --------------        ---------------
             Net cash provided by operating activities                    1,283                 1,483
                                                                 --------------        ---------------

Cash flows from investing activities:
   Proceeds from sale of equipment                                          118                    44
   Equipment purchases                                                   (1,894)               (4,976)
   Cash collateral deposit                                                  991                  (447)
                                                                 --------------        ---------------
             Net cash used in investing activities                         (785)               (5,379)
                                                                 --------------        ---------------

Cash flows from financing activities:
   Proceeds from sale of limited partnership units                       11,971                 2,359
   Distributions to partners                                             (1,545)                    -
   Syndication and offering costs                                        (1,065)                 (225)
   (Repayments) borrowings under revolving credit line                   (8,780)                3,498
   Borrowings from affiliates                                                 -                   436
                                                                 --------------        ---------------
              Net cash provided by financing activities                     581                 6,068
                                                                 --------------        ---------------

Net increase in cash                                                      1,079                 2,172

Cash at beginning of period                                               1,051                    77
                                                                 --------------        ---------------
Cash at end of period                                          $          2,130                 2,249
                                                                 ==============        ===============
Interest paid during the period                                $            130                 1,021
                                                                 ==============        ===============

See accompanying notes to financial statements




                  TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                     (A California limited partnership)

                    Statements of Cash Flows--Continued

                For the six months ended June 30, 1997 and 1996
                           (Amounts in thousands)
                                (unaudited)


Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, proceeds from sale of limited partnership units, proceeds from sale of Equipment, distributions to partners and syndication and offering costs which had not been paid or received by the Partnership as of June 30, 1997 and 1996, and December 31, 1996 and 1995, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1997 and 1996.

                                                                           June 30     Dec. 31     June 30     Dec. 31
                                                                              1997        1996        1996        1995
                                                                           -------     -------     -------     -------
Equipment purchases included in:
     Due to affiliates................................................$          3           2         179         109
     Equipment purchases payable......................................         957          24         132       1,935

Proceeds from sale of limited partnership units included in:
     Accounts receivable..............................................           -         137          12           -

Proceeds from sale of Equipment included in:
     Due from affiliates..............................................          12           1           9          28

Distributions to partners included in:
     Due to affiliates................................................          30          16           -           -
     Accounts payable and accrued liabilities.........................          55          22           -           -

Syndication and offering costs included in:
     Due from affiliates..............................................           -           -          12           -

The following table summarizes the amounts of Equipment purchases, sale of limited partnership units, proceeds from sale of Equipment, distributions to partners, and syndication and offering costs recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1997 and 1996.

                                                                                                    1997        1996

Equipment purchases recorded.........................................................       $      2,828       3,243
Equipment purchases paid.............................................................              1,894       4,976

Proceeds from sale of limited partnership units recorded.............................             11,834       2,371
Proceeds from sale of limited partnership units received.............................             11,971       2,359

Proceeds from sale of Equipment recorded.............................................                129          25
Proceeds from sale of Equipment received.............................................                118          44

Distributions to partners declared...................................................              1,592           -
Distributions to partners paid.......................................................              1,545           -

Syndication and offering costs recorded..............................................              1,065         213
Syndication and offering costs paid..................................................              1,065         225

See accompanying notes to financial statements



                 TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                    (A California limited partnership)

                       Notes to Financial Statements

                              June 30, 1997
     (Dollar amounts in thousands except for unit and per unit amounts)
                               (unaudited)

Note 1. General

       Textainer Equipment Income Fund VI, L.P. (the Partnership) is a California Limited Partnership founded in 1995. The Partnership owns and leases a fleet of intermodal marine cargo container equipment (the Equipment) to international shipping lines.

       The accompanying interim financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1997 and December 31, 1996, and the results of its operations, changes in partners' capital, and cash flows for the six-month periods ended June 30, 1997 and 1996, have been made.

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

       Certain reclassifications of prior year amounts have been made in order to conform with the 1997 financial statement presentation.

Note 2. Damage Protection Plan

       The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. At June 30, 1997 and December 31, 1996, this reserve was equal to $84 and $77, respectively.

Note 3. Acquisition of Equipment

       During  the  six-month  periods  ended  June  30,  1997  and  1996,   the
       Partnership  purchased  Equipment  with a cost  of  $2,828  and   $3,243,
       respectively.

Note 4. Transactions with Affiliates

       Textainer Capital Corporation (TCC) is the managing general partner, and Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are the associate general partners of the Partnership. The managing general partner and associate general partners are collectively referred to as the General Partners. The General Partners manage and control the affairs of the Partnership. The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC, TEM, TL and TAS are subsidiaries of Textainer Group Holdings Limited (TGH). TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the Managing Sales agent for the offering of units for sale. The General Partners manage and control the affairs of the Partnership.

       In accordance with the Partnership Agreement, and subject to special allocations described therein, net earnings or losses and partnership distributions are generally allocated 9.5% to the General Partners and 90.5% to the Limited Partners. Items of income and gain are specially allocated to the General Partners to the extent their capital accounts' show a deficit.

       As part of the operation of the Partnership, the Partnership is to pay to the General Partners an incentive management fee, an equipment management fee and an equipment liquidation fee, as well as reimbursing the General Partners for certain administrative costs. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $71 and $ 38 of incentive management fees during the six- and three-month periods ended June 30, 1997. There were no incentive management fees paid to the General Partners for the six- and three-month periods ended June 30, 1996. No equipment liquidation fees were incurred in either period.

       The Equipment of the Partnership is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from and due to affiliates at June 30, 1997 and December 31, 1996.

       Subject to certain reductions, TEM receives a monthly Equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $182 and $91 for the six- and three-month periods ended June 30, 1997 and $115 and $62 for the comparable periods in 1996, respectively. The Equipment is leased by TEM to third-party lessees on operating master leases, spot leases and term leases. The majority are operating master leases with limited terms and no purchase options.

       Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance, are incurred in performing administrative services necessary to the operation of the Partnership. These costs are borne by TCC and TEM. Costs allocated to the Partnership for salaries were $101 and $53 during the six- and three-month periods ended June 30, 1997 and $74, and $36 for the comparable periods in 1996, respectively. Other general and administrative costs allocated were $84 and $41 for the six- and three-month periods ended June 30, 1997 and $77 and $40 for the comparable periods in 1996, respectively. TEM allocates these costs based on the ratio of the Partnership's interest in managed Equipment to the total Equipment managed by TEM during the period. Indirect general and administrative costs allocated by TEM to the Partnership were $160 and $81 for the six- and three-month periods from June 30, 1997 and $130, and $67 for the comparable periods in 1996, respectively.

       TCC allocates indirect general and administrative costs to the Partnership based on the ratio of the Partnership's Equipment to the total Equipment of all limited partnerships managed by TCC. TCC allocated $25 and $13 of these indirect costs to the Partnership during the six- and three-month periods ended June 30, 1997 and $21 and $9 for the comparable periods in 1996, respectively.

       The General Partners or TAS may acquire Equipment in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such Equipment for the Partnership. The Equipment may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement.

       The Partnership paid a managing sales agent fee to TSC of up to 9% of the gross proceeds from the sale of limited partnership units, from which TSC paid commissions to independent participating broker/dealers who participated in the offering. The amount of the managing sales agent fee and the broker/dealers' commissions were determined by the volume of units sold to each investor by the broker/dealers. The General Partners or TSC have paid, out of their own corporate funds, all other organization, offering and joint sales costs incurred by the General Partners or TSC.

       As of June 30, 1997 and December 31, 1996, due to affiliates is comprised of:

                                                                   1997     1996
        Due from affiliates:
         Due from TSC.......................................  $      -       158
         Due from TEM.......................................        68         -
                                                                  -----    -----
                                                              $     68       158
                                                                   ====     ====

        Due to affiliates:
         Due to TEM.........................................  $      -       172
         Due to TL..........................................        30        16
         Due to TCC.........................................         8         -
         Due to TSC.........................................         -         7
                                                                  -----    -----
                                                              $     38       195
                                                                   ====     ====


       These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or the accrual and remittance of net rental revenues by TEM.

       It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month, to the extent such balances relate to loans for Equipment purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest expense incurred on intercompany balances for the six- and three-month periods ended June 30, 1997. During the six- and three-month periods ended June 30, 1996, the Partnership incurred $128 and $72 in interest charged by the General Partners.

Note 5.  Rentals under Operating Leases

       The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of June 30, 1997:

       Year ended June 30:

       1998..................................................       $ 667
       1999..................................................          35
       2000..................................................           8
                                                                     -----
       Total minimum future rentals receivable...............       $ 710
                                                                      ===




Note 6.  Revolving Credit Line

        The Partnership had a short-term credit line of $25,000 which was used for Equipment purchases. Balances borrowed under this credit facility bore interest at either the Prime Rate plus .25%, or LIBOR plus 1.75%, and were secured by all assets of the Partnership. The Partnership paid a commitment fee of 1/2% per annum on the unused portion of the facility. This credit line was paid in full on March 30, 1997 and expired on June 30, 1997.

Note 7.  Commitments

        At June 30, 1997, the Partnership has committed to purchase 600 new containers at an approximate total purchase price of $1,257. These commitments were made to TAS, which, as the contracting party, has in turn committed to purchase this Equipment on behalf of the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           (Dollar amounts in thousands)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the six- and three-month periods ended June 30, 1997 and 1996. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

The Partnership began its offering of limited partnership interests to the public on May 10, 1996. The Partnership received its minimum subscription amount of $1,100 on June 17, 1996 and terminated the offering on April 30, 1997 at $36,968.

The Managing General Partner decided to terminate the Partnership's Offering effective April 30, 1997 primarily due to the decrease in demand for leased containers and the associated decline in lease rates and utilization. The decline in demand for leased containers, the Partnership's principal business, is described more fully below under "Results of Operations".

The decline in demand for leased containers has been accompanied by a drop in the purchase price of new containers. Due to this drop in container prices, the Managing General Partner believed that additional investment in containers was warranted and has invested available offering proceeds in containers.

The Partnership had a short-term revolving credit facility (the Facility) with an available limit of $25,000 which expired June 30, 1997. On March 30, 1997 this credit line was paid in full by the Partnership from offering proceeds. Balances borrowed under the Facility bore interest at either the Prime Rate plus
 .25%, or LIBOR plus 1.75%, and were secured by all assets of the Partnership. The Partnership paid a commitment fee of 1/2% per annum on the unused portion of the Facility. This fee, as well as the interest on any amounts borrowed, was payable quarterly in arrears.

The Partnership's policy is to maintain minimum working capital reserves in an amount equal to 1% of aggregate offering proceeds during the Offering Period and until proceeds received in the Offering (less reserves) are invested in Equipment. Thereafter, working capital reserves may be established at such levels as the Managing General Partner deems necessary to serve the best interest of the Partnership, but in no event less than the lesser of (i) 1% of aggregate offering proceeds; or (ii) $100. (See "Business of the Partnership:
Reserves" in the Prospectus.) The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. At June 30, 1997, the Partnership's cash of $2,130 was invested in money market accounts.

During the six-month period ended June 30, 1997, the Partnership declared cash distributions to limited partners pertaining to the period from December 1996 through May 1997 in the amount of $1,434. These distributions represent a return of 10% of original capital (measured on an annualized basis) on each unit from December 1996 through March 1997 and 9% of original capital (measured on an annualized basis) on each unit from April 1997 through June 1997. On a GAAP basis $921 of these distributions was a return of capital and the balance was from net earnings. On a cash basis, $1,283 of these distributions was from operations and the balance was from reserves.

At June 30, 1997, the Partnership had committed to purchase 600 new containers at an approximate total purchase price of $1,257. The Partnership expects to fund the purchase of the Equipment with its cash on hand. In the event the Partnership decides not to purchase the Equipment, one of the General Partners or an affiliate of the General Partners will acquire the Equipment for its own account.

For the six months ended June 30, 1997 and 1996, the Partnership had net cash provided by operating activities of $1,283 and $1,483, respectively. The decrease was primarily attributable to a decrease in due to affiliates, net offset by increases in net earnings and accounts payable and accrued liabilities. Due to affiliates, net, decreased due to timing differences in the accrual and payment of expenses and fees or in the accrual and remittance of net rental revenues. The increase in net earnings is primarily attributable to the increase in the average fleet size in 1997 as compared to the same period in 1996. The increase in accounts payable and accrued liabilities is due to timing differences in the accrual and payment of expenses and fees and the increase in the average fleet size.

Net cash used in investing activities for the six-month period ended June 30, 1997 was $785 compared to $5,379 for the same period in 1996. Equipment purchases decreased between periods primarily due to the Partnership utilizing available cash for the repayment of the credit facility during 1997. Net cash used in investing activities for the six-months ended June 30, 1997, included the return of restricted funds of $991, previously held as collateral for the Facility.

Net cash provided by financing activities was $581 for the six month period ended June 30, 1997 as compared to $6,068 for the same period in 1996. The decrease in net cash provided by financing activities was primarily due to the repayment of the Facility and payments made for distributions to partners and syndication and offering costs. The decrease was offset by the receipt of proceeds from the sales of limited partnership units.


Results of Operations

Because the Partnership has only recently been formed, the results of its operations for the six and three months ended June 30, 1997 and 1996 are not representative of the results expected after the completion of the purchase of the initial portfolio of Equipment. The Partnership sustained net earnings of $567 and a net loss of $552 during the six months ended June 30, 1997 and 1996, respectively. These financial results include non-cash depreciation expenses of $911 and $738 for the respective periods.

The Partnership's income from operations, which consist of rental revenue, Equipment depreciation, direct operating expenses, management fees, interest, and reimbursement of administrative expenses were directly related to the size of the Equipment fleet during the six months ended June 30, 1997 and 1996. The following is a summary of the size of the Equipment fleet (in units) at the end of each quarter during period from February 1, 1995 (inception) through June 30, 1997.

              June 30, 1995.................         198
              September 30, 1995............       3,995
              December 31, 1995.............       6,614
              March 31, 1996................       7,239
              June 30, 1996.................       7,596
              September 30, 1996............       8,143
              December 31, 1996.............       9,099
              March 31, 1997................       9,083
              June  30, 1997................      10,211


Rental income and direct operating expenses are also affected by the lease utilization percentages for the Equipment which were 82% and 73% on average during the six months ended June 30, 1997 and 1996, respectively. Lease utilization percentages tend to increase gradually during the initial purchase and lease-up phase of the Partnership's container fleet. Carefully managed additions of Equipment and the time required to lease the added Equipment contribute to the lease utilization percentage growth. In addition, rental income is affected by daily rental rates.

The following is a comparative analysis of the results of operation for the six month periods ended June 30, 1997 and 1996.

The Partnership's income from operations for the six month period ended June 30, 1997 was $627 on gross rental income of $2,608, compared to $365 on gross rental income of $1,641 for the same period in 1996. The largest component of total rental income is income from container rentals, which increased by $859 or 55%, from 1996 to 1997. Income from container rentals is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage and average daily rental rates. Average utilization increased 13%, average daily rental rates were unchanged and average inventory increased 36%. Despite these increases, though, general demand for leased containers has declined, as described below.

Container utilization began to decline in late 1995 and that decline persisted throughout 1996 and into the first quarter of 1997. The General Partners believe that this decrease in demand for leased containers is the result of adverse changes in the business of its shipping line customers. These changes consist principally of: (i) a general slowdown in the growth of world containerized cargo trade, particularly in the Asia-North America and Asia-Europe trade routes; (ii) over-capacity resulting from the 1996 and 1997 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade; and (iii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers, thereby decreasing the demand for leased containers. The container ship over-capacity in particular led to lower shipping rates, resulting in shipping lines' need to reduce operating costs. The drive to reduce costs, coupled with the availability of inexpensive financing and lower container prices, encouraged shipping lines to purchase, rather than lease, a greater number of new containers in 1996 than in previous years. All of these factors have led to downward pressure on container lease rates, a decline in utilization of leased containers, and an increase in leasing incentives and other discounts being granted to shipping lines by container lessors, further eroding Partnership profitability. The decline in demand for leased containers has been accompanied by a drop in the purchase price of new containers.

During the second quarter of 1997, there was a slight improvement in market conditions as utilization improved and continues to improve into the third quarter of 1997. Despite the improving utilization, for the near term, the General Partners do not foresee material changes in current market conditions and caution that both utilization and lease rates could decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Equipment under short-term operating leases. The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of containers from prime locations less credits granted to lessees for leasing containers from surplus locations (location income), income for handling and returning containers and income from charges to lessees for a damage protection plan (DPP). For the six month period ended June 30, 1997, the total of these other revenue items was $174, an increase of $108 compared to the equivalent period in 1996. The increase is primarily due to the increase in fleet size.

Direct operating expenses, excluding bad debt expense, increased by $310 from the six month period ended June 30, 1996, to the same period in 1997. The primary components of this increase were increases in storage, handling, DPP and repositioning expenses. These increases were primarily due to the increase in fleet size.

Bad debt expense increased $42 between periods and depreciation expense increased by $173, or 23%, from the six month periods ended June 30, 1996 to the same period in 1997. These increases are primarily due to the increase in the Partnership's average fleet size between periods.

Management fees increased $138 from the six months ended June 30, 1996 to the equivalent period in 1997 due to increases in incentive and equipment management fees. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and partners' capital, increased $71, or 100% in line with the commencement of partner distributions and the increase in partners' capital from the six month period ended June 30, 1996 to the equivalent period in 1997. Equipment management fees increased proportionally with the increase in rental income and were 7% of gross revenue for both periods.

General and administrative costs to affiliates increased by 23%, or $34, from the six month period ended June 30, 1996 to the same period in 1997, primarily due to the increase in the average container fleet.

Other expense decreased $857 from the six month period ended June 30, 1996 to the same period in 1997, representing a decrease of $815 in interest expense and an increase of $42 in gain on sale of equipment. Interest expense declined primarily due to the decline in borrowings from the six month period ended June 30, 1996, to the equivalent period in 1997.

A comparative analysis of the results of operations for the three months ended June 30, 1997 and 1996 was performed and the comparison indicated that changes in all financial items were directly related to the increase in the size of the container fleet.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease at profitable rates, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 1997 which would result in such risk materializing.

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



Date: August 14, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                    Title                                      Date





____________________________                 Executive Vice President,                  August 14, 1997
John R. Rhodes                               (Principal Financial and
                                             Accounting Officer) and
                                             Secretary


____________________________                 President (Principal Executive             August 14, 1997
James E. Hoelter                             Officer) and Director





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


                                        TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                                        (A California Limited Partnership)

                                         By Textainer Capital Corporation
                                         The Managing General Partner



                                         By /s/John R. Rhodes
                                            ____________________________
                                               John R. Rhodes
                                               Executive Vice President


Date: August 14, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                  Title                                       Date



/s/John R. Rhodes                          Executive Vice President,                   August 14, 1997
-------------------------                  (Principal Financial and
John R. Rhodes                             Accounting Officer) and
                                           Secretary

/s/James E. Hoelter                        President (Principal Executive              August 14, 1997
-----------------------                    Officer) and Director
James E. Hoelter

