Form 10-Q
period 1997-09-30
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 1997-11-13
CIK 1003638

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 13,1997


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

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


                For the quarterly period ended September 30, 1997


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

                      Quarterly Report on Form 10Q for the
                        Quarter Ended September 30, 1997

                                TABLE OF CONTENTS



                                                                                                               Page



Item 1.  Financial Statements

         Balance Sheets - September 30, 1997 (unaudited) and December 31, 1996............................        3

         Statements of Operations for the nine and three months
         ended September 30, 1997 and 1996 (unaudited)....................................................        4

         Statements of Partners' Capital for the nine months
         ended September 30, 1997 and 1996 (unaudited)....................................................        5

         Statements of Cash Flows for the nine months
         ended September 30, 1997 and 1996 (unaudited)....................................................        6

         Notes to Financial Statements (unaudited)........................................................        8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................................................       12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not Applicable





                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (a California Limited Partnership)

                                 Balance Sheets

                    September 30, 1997 and December 31, 1996
                             (Amounts in thousands)

                                                                        1997                    1996
                                                                   ----------------        ---------------
                                                                     (unaudited)
Assets
Container rental equipment, net of accumulated
     depreciation of $3,400 (1996:  $1,988)                                $29,967                $27,414
Cash                                                                            10                  1,051
Cash collateral deposit (note 7)                                                 -                    991
Accounts receivable, net of allowance
     for doubtful accounts of $79 (1996:  $38)                               1,387                  1,033
Prepaid expenses                                                                13                     39
                                                                   ----------------        ---------------
                                                                           $31,377                $30,528
                                                                   ================        ===============

Liabilities and Partners' Capital
Liabilities:
     Accounts payable                                                         $152                   $111
     Accrued liabilities                                                        84                     28
     Accrued recovery costs (note 2)                                            31                     18
     Accrued damage protection plan costs (note 3)                              80                     77
     Due to affiliates (note 5)                                                172                     37
     Deferred quarterly distribution                                            59                     22
     Equipment purchases payable                                                26                     24
     Revolving credit facility (note 7)                                          -                  8,780
                                                                   ----------------        ---------------
          Total liabilities                                                    604                  9,097
                                                                   ----------------        ---------------

Partners' capital:
     General partners                                                         (645)                  (499)
     Limited partners                                                       31,418                 21,930
                                                                   ----------------        ---------------
          Total partners' capital                                           30,773                 21,431
                                                                   ----------------        ---------------
                                                                           $31,377                $30,528
                                                                   ================        ===============

See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (a California Limited Partnership)

                            Statements of Operations

                  For the nine and three months ended September
                 30, 1997 and 1996 (Dollar amounts in thousands
                      except for unit and per unit amounts)
                                   (unaudited)


                                                       Three months         Three months          Nine months          Nine months
                                                              Ended                Ended                Ended                Ended
                                                     Sept. 30, 1997       Sept. 30, 1996       Sept. 30, 1997       Sept. 30, 1996
                                                  ------------------   ------------------    -----------------   ------------------
Rental income                                                $1,581               $1,003               $4,189               $2,644
                                                  ------------------   ------------------    -----------------   ------------------
Costs and expenses:
    Direct container expenses                                   310                  173                  849                  402
    Bad debt (benefit) expense                                   (3)                   5                   41                    7
    Depreciation                                                510                  379                1,421                1,117
    Professional fees                                            12                    3                   32                   31
    Management fees to affiliates (note 5)                      149                   78                  402                  192
    General and administrative costs to
     affiliates (note 5)                                         86                   67                  271                  218
    Other general and administrative costs                       20                   10                   49                   24
                                                  ------------------   ------------------    -----------------   ------------------
                                                              1,084                  715                3,065                1,991
                                                  ------------------   ------------------    -----------------   ------------------
    Income from operations                                      497                  288                1,124                  653
                                                  ------------------   ------------------    -----------------   ------------------

Other income (expense):
    Interest income (expense), net                               17                 (353)                 (93)              (1,277)
    Gain on sale of equipment                                     7                   13                   57                   20
                                                  ------------------   ------------------    -----------------   ------------------
                                                                 24                 (340)                 (36)              (1,257)
                                                  ------------------   ------------------    -----------------   ------------------
    Net earnings (loss)                                        $521                 ($52)              $1,088                ($604)
                                                  ==================   ==================    =================   ==================

Allocation of net earnings (loss) (note 5):
    General Partners                                            $49                  ($5)                $103                 ($57)
    Limited Partners                                            472                  (47)                 985                 (547)
                                                  ------------------   ------------------    -----------------   ------------------
                                                               $521                 ($52)              $1,088                ($604)
                                                  ==================   ==================    =================   ==================
Limited partners' per unit share of
    net earnings (loss)                                      $ 0.26               ($0.11)              $ 0.58               ($2.55)
                                                  ==================   ==================    =================   ==================
Limited partners' per unit share
    of distributions                                         $ 0.45               $ 0.16               $ 1.33               $ 0.34
                                                  ==================   ==================    =================   ==================
Weighted average number of limited
    partnership units outstanding                         1,848,397              444,362            1,706,519              214,565
                                                  ==================   ==================    =================   ==================

See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (a California Limited Partnership)

                         Statements of Partners' Capital

              For the nine months ended September 30, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)

                                                                              Partners' Capital
                                                            -------------------------------------------------------
                                                             General             Limited                Total
                                                            -----------       ---------------       ---------------

Balances at January 1, 1996                                     ($399)                    $0                 ($399)

Distributions                                                      (8)                   (72)                  (80)

Proceeds from sale of limited partnership units                     -                 13,686                13,686

Syndication and offering costs                                      -                 (1,232)               (1,232)

Net loss                                                          (57)                  (547)                 (604)
                                                            -----------       ---------------       ---------------
Balances at September 30, 1996                                  ($464)               $11,835               $11,371
                                                            ===========       ===============       ===============

Balances at January 1, 1997                                     ($499)               $21,930               $21,431

Proceeds from sale of limited partnership units                     -                 11,834                11,834

Syndication and offering costs                                      -                (1,065)                (1,065)

Distributions                                                    (249)               (2,266)                (2,515)

Net earnings                                                      103                   985                  1,088
                                                            -----------       ---------------       ---------------
Balances at September 30, 1997                                  ($645)               $31,418               $30,773
                                                            ===========       ===============       ===============


See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (a California Limited Partnership)

                            Statements of Cash Flows

              For the nine months ended September 30, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)


                                                                            1997                     1996
                                                                       ----------------         ----------------
Cash flows from operating activities:
   Net earnings (loss)                                                          $1,088                   ($604)
   Adjustments to reconcile net earnings (loss) to
       net cash provided by operating activities:
         Depreciation                                                            1,421                    1,117
         Increase in allowance for doubtful accounts                                41                       12
         Gain on sale of equipment                                                 (57)                     (20)
         Changes in assets and liabilities:
             Increase in accounts receivable                                      (532)                    (297)
             Decrease in prepaid expenses                                           26                       18
             Increase (decrease) in accounts payable and
                accrued liabilities                                                 97                     (158)
             Increase in accrued recovery costs                                     13                        -
             Increase in accrued damage protection plan costs                        3                       13
             Increase in due to affiliates, net                                    120                    1,601
                                                                       ----------------         ----------------
             Net cash provided by operating activities                           2,220                    1,682
                                                                       ----------------         ----------------

Cash flows from investing activities:
   Proceeds from sale of equipment                                                176                       94
   Equipment purchases                                                         (4,090)                  (5,137)
   Cash collateral deposit                                                        991                      532
                                                                       ----------------         ----------------
             Net cash used in investing activities                             (2,923)                  (4,511)
                                                                       ----------------         ----------------

Cash flows from financing activities:
   Proceeds from sale of limited partnership units                              11,971                   13,563
   Distributions to partners                                                    (2,464)                     (62)
   Syndication and offering costs                                               (1,065)                  (1,230)
   (Repayments) borrowings under revolving credit line                          (8,780)                  (5,502)
   (Repayments) borrowings from affiliates                                           -                   (2,393)
                                                                       ----------------         ----------------
              Net cash (used in) provided by financing activities                 (338)                   4,376
                                                                       ----------------         ----------------
Net (decrease) increase in cash                                                 (1,041)                   1,547

Cash at beginning of period                                                      1,051                       77
                                                                       ----------------         ----------------
Cash at end of period                                                              $10                   $1,624
                                                                       ================         ================
Interest paid during the period                                                     $0                   $1,589
                                                                       ================         ================

See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A California Limited Partnership)

                       Statements of Cash Flows--Continued

              For the nine months ended September 30, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, proceeds from sale of limited partnership units, proceeds from sale of Equipment, distributions to partners and syndication and offering costs which had not been paid or received by the Partnership as of September 30, 1997 and 1996, and December 31, 1996 and 1995, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1997 and 1996.

                                                                          Sept. 30     Dec. 31    Sept. 30     Dec. 31
                                                                              1997        1996        1996        1995
                                                                           -------     -------    --------     -------
Equipment purchases included in:
     Due to affiliates....................................................$      -    $      2    $    192    $    109
     Equipment purchases payable..........................................      26          24       1,604       1,935

Proceeds from sale of limited partnership units included in:
     Accounts receivable..................................................       -         137         123           -

Proceeds from sale of Equipment included in:
     Due (to) from affiliates.............................................      (2)          1           3          28

Distributions to partners included in:
     Due to affiliates....................................................      30          16           9           1
     Accounts payable and accrued liabilities.............................      59          22          10           -

Syndication and offering costs included in:
     Due from affiliates..................................................       -           -           2           -

The following table summarizes the amounts of Equipment purchases, sale of limited partnership units, proceeds from sale of Equipment, distributions to partners, and syndication and offering costs recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1997 and 1996.

                                                                                                    1997        1996
                                                                                                    ----        ----
Equipment purchases recorded.........................................................         $    4,090   $   4,889
Equipment purchases paid.............................................................              4,090       5,137

Proceeds from sale of limited partnership units recorded.............................             11,834      13,686
Proceeds from sale of limited partnership units received.............................             11,971      13,563

Proceeds from sale of Equipment recorded.............................................                173          69
Proceeds from sale of Equipment received.............................................                176          94

Distributions to partners declared...................................................              2,515          80
Distributions to partners paid.......................................................              2,464          62

Syndication and offering costs recorded..............................................              1,065       1,232
Syndication and offering costs paid..................................................              1,065       1,230

See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A California Limited Partnership)

                          Notes to Financial Statements

                               September 30, 1997
       (Dollar amounts in thousands except for unit and per unit amounts)
                                   (unaudited)

Note 1.  General

        Textainer Equipment Income Fund VI, L.P. (the Partnership) is a California Limited Partnership founded in 1995. The Partnership owns and leases a fleet of intermodal marine cargo containers (the Equipment) to international shipping lines.

        The accompanying interim financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1997 and December 31, 1996, and the results of its operations, changes in partners' capital, and cash flows for the nine-month periods ended September 30, 1997 and 1996, have been made.

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

Note 2.  Recovery Costs

        The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At September 30, 1997 and December 31, 1996, the amounts accrued were $31 and $18, respectively.

Note 3.  Damage Protection Plan

        The Partnership offers a Damage Protection Plan (DPP) to lessees of its Equipment. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. At September 30, 1997 and December 31, 1996, this reserve was equal to $80 and $77, respectively.

Note 4.  Acquisition of Equipment

        During the nine-month periods ended September 30, 1997 and 1996, the Partnership purchased Equipment with a cost of $4,090 and $4,889, respectively.

Note 5.  Transactions with Affiliates

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

       As part of the operation of the Partnership, the Partnership is to pay to the General Partners' an incentive management fee, an equipment management fee and an equipment liquidation fee, as well as reimburse the General Partners for certain administrative costs. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $109 and $38 of incentive management fees during the nine- and three-month periods ended September 30, 1997 and $7 of incentive management fees the nine- and three-month periods ended September 30, 1996. No equipment liquidation fees were incurred in either period.

       The Partnership's Equipment is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due to affiliates at September 30, 1997 and December 31, 1996.

       Subject to certain reductions, TEM receives a monthly Equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $293 and $111 for the nine- and three-month periods ended September 30, 1997 and $185 and $71 for the comparable periods in 1996, respectively. The Equipment is leased by TEM to third-party lessees on operating master leases, spot leases and term leases. The majority are operating master leases with limited terms and no purchase options.

       Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance, are incurred in performing administrative services necessary to the operation of the Partnership. These costs are borne by TCC and TEM. Total general and administrative costs allocated to the Partnership were $271 and $86 for the nine-month and three-month periods ended September 30, 1997 of which $149 and $50, respectively were for salaries. For the nine- and three-month periods ended September 30, 1996 total general and administrative costs allocated to the Partnership were $218 and $67, of which $111 and $39, respectively were for salaries.

       TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in managed Equipment to the total Equipment managed by TEM during the period. TCC allocates indirect general and administrative  costs  to  the  Partnership  based  on the  ratio  of the
       Partnership's Equipment to the total Equipment of all limited partnerships managed by TCC. General and administrative costs allocated by TEM to the Partnership were $238, $78, $189, and $59 for the nine- and three-month periods ended September 30, 1997 and 1996, respectively. TCC allocated $33, $8, $29 and $8 of general and administrative costs to the Partnership during the nine- and three-month periods ended September 30, 1997 and 1996, respectively.

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

       At September 30, 1997 and December 31, 1996, due to affiliates is comprised of:

                                                                 1997      1996
                                                                 ----      ----
       Due to affiliates:
         Due to TEM.........................................   $  137   $   172
         Due to TL..........................................       30        16
         Due to TCC.........................................        5         -
         Due from TSC.......................................        -      (151)
                                                               ------      -----

                                                               $  172   $    37
                                                               ======    =======


       These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or the accrual and remittance of net rental revenues by TEM.

       It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month, to the extent such balances relate to loans for Equipment purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest expense incurred on intercompany balances for the nine- and three-month periods ended September 30, 1997 and 1996.

Note 6.  Rentals under Operating Leases

       The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases at September 30, 1997:

       Year ended September 30:

             1998..................................................       $ 499
             1999..................................................          48
             2000..................................................          18
                                                                           -----
             Total minimum future rentals receivable...............      $  565
                                                                            ====
Note 7.  Revolving Credit Line

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          (Dollar amounts in thousands)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the nine-month periods ended September 30, 1997 and 1996. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

The Partnership began its offering of limited partnership interests to the public on May 10, 1996. The Partnership received its minimum subscription amount of $1,100 on June 17, 1996 and terminated the offering on April 30, 1997 at $36,968 in funds raised.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. At September 30, 1997, the Partnership's cash significantly decreased from the balance at December 31, 1996, primarily due to the timing of Equipment purchases. The Partnership purchased $4.1 million of Equipment during the nine-month period ended September 30, 1997 of which $2.2 million was purchased in the third quarter. The Partnership's cash is also affected by cash provided by or used in operating and financing activities. These activities are discussed in detail below.

During the nine-month period ended September 30, 1997, the Partnership declared cash distributions to limited partners pertaining to the period from December 1996 through August 1997 in the amount of $2,266. These distributions represent a return of 10% of original capital (measured on an annualized basis) on each unit from December 1996 through March 1997 and 9% of original capital (measured on an annualized basis) on each unit from April 1997 through August 1997. On a GAAP basis, $1,281 of these distributions was a return of capital and the balance was from net earnings. On a cash basis, $2,220 of these distributions was from operations and the balance ($46) was from reserves.

For the nine months ended September 30, 1997 and 1996, the Partnership had net cash provided by operating activities of $2,220 and $1,682, respectively. This increase was primarily attributable to an increase in net earnings offset by an increase in due to affiliates, net. The increase in net earnings is primarily attributable to the increases in the average fleet size and utilization percentages in 1997 compared to the same period in 1996. Due to affiliates, net, increased due to timing differences in the accrual and payment of expenses and fees or in the accrual and remittance of net rental revenues.

Net cash used in investing activities for the nine-month period ended September 30, 1997 was $2,923 compared to $4,511 for the equivalent period in 1996. Equipment purchases decreased between periods primarily due to the Partnership utilizing available cash for the repayment of the credit facility during the first three months of 1997. Net cash used in investing activities for the nine months ended September 30, 1997 included the return of restricted funds of $991, previously held as collateral for the Partnership's Credit Facility.

Net cash used in financing activities was $338 for the nine month period ended September 30, 1997, compared to net cash provided by financing activity of $4,376 for the comparable period in 1996. The decrease in net cash provided by financing activities was primarily due to the repayment of the Credit Facility and an increase in distributions to partners. The decrease was offset by the receipt of proceeds from the sales of limited partnership units.


Results of Operations

Because the Partnership has only recently been formed, the results of its operations for the nine months ended September 30, 1997 and 1996 are not representative of the results expected after the completion of the purchase of the initial portfolio of Equipment. The Partnership sustained net earnings of $1,088 and a net loss of $604 during the nine months ended September 30, 1997 and 1996, respectively. These financial results include non-cash depreciation expenses of $1,421 and $1,117 for the respective periods.

The Partnership's income from operations, which consist of rental revenue, Equipment depreciation, direct operating expenses, management fees, interest, and reimbursement of administrative expenses were directly related to the size of the Equipment fleet during the nine months ended September 30, 1997 and 1996. The following is a summary of the size of the container fleet (in units) at the end of each quarter during the period from February 1, 1995 (inception) through September 30, 1997.

               June 30, 1995.................         198
               September 30, 1995............       3,995
               December 31, 1995.............       6,614
               March 31, 1996................       7,239
               June 30, 1996.................       7,596
               September 30, 1996............       8,143
               December 31, 1996.............       9,099
               March 31, 1997................       9,083
               June 30, 1997.................      10,211
               September 30, 1997............      10,741

Rental income and direct operating expenses are also affected by the lease utilization percentages for the Equipment, which averaged 84% and 76% during the nine months ended September 30, 1997 and 1996, respectively. Lease utilization percentages tend to increase gradually during the initial purchase and lease-up phase of the Partnership's container fleet. Carefully managed additions of Equipment and the time required to lease the added Equipment contribute to the lease utilization percentage growth. In addition, rental income is affected by daily rental rates, which have increased as discussed below.

The following is a comparative analysis of the results of operation for the nine-month periods ended September 30, 1997 and 1996.

The Partnership's income from operations for the nine-month period ended September 30, 1997 was $1,124 on gross rental income of $4,189, compared to $653 on gross rental income of $2,644 for the same period in 1996. The largest component of total rental income is income from container rentals, which increased by $1,338 or 52%, from 1996 to 1997. Income from container rentals is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage and average daily rental rates. Average utilization increased 11%, average daily rental rates increased 2% and average inventory increased 34%. Despite these increases, though, general demand for leased containers has declined, as described below.

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

During the second and third quarters there was an improvement in utilization, however lease rates declined and leasing incentives remained high due to high levels of off-lease inventory in low demand locations. The General Partners do not foresee material changes in current market conditions and caution that both utilization and lease rates could decline further, and leasing incentives could remain high, adversely affecting the Partnership's results.

Substantially all of the Partnership's rental income was generated from the leasing of the Equipment under short-term operating leases. The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of containers from higher demand locations less credits granted to lessees for leasing containers from surplus locations (location income), income for handling and returning containers and income from charges to lessees for a damage protection plan (DPP). For the nine-month period ended September 30, 1997, the total of these other income items was $287, an increase of $207 compared to the equivalent period in 1996. The increase is primarily due to the increase in fleet size.

Direct operating expenses, excluding bad debt expense, increased by $447 from the nine-month period ended September 30, 1996, compared to the same period in 1997. The primary components of this increase were increases in storage, repositioning and handling expenses which were primarily due to the increase in fleet size.

Bad debt expense increased $34 between periods and depreciation expense increased by $304, or 27%, from the nine-month period ended September 30, 1996 to the same period in 1997. These increases are primarily due to the increase in the Partnership's average fleet size between periods.

Management fees to affiliates increased $210 from the nine months ended September 30, 1996 to the equivalent period in 1997, due to increases in incentive and Equipment management fees. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and partners' capital, increased $102 in conjunction with the commencement of partner distributions and the increase in partners' capital from the nine-month period ended September 30, 1996 to the comparable period in 1997. Equipment management fees increased proportionally with the increase in rental income and were 7% of gross revenue for both periods.

General and administrative costs to affiliates increased by 24%, or $53, from the nine-month period ended September 30, 1996 to the comparable period in 1997, primarily due to the increase in the container fleet.

Other expenses decreased $1,221 from the nine-month period ended September 30, 1996 to the equivalent period in 1997, representing a decrease of $1,184 in interest expense, net, and an increase of $37 in gain on sale of Equipment. Interest expense declined primarily due to the decline in borrowings from the nine-month period ended September 30, 1996, to the equivalent period in 1997.

A comparative analysis of the results of operations for the three months ended September 30, 1997 and 1996 indicates that changes in all financial items were directly related to the increase in the size of the container fleet.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease at profitable rates, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 1997 which would result in such risk materializing.

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


                                        TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                                        (A California Limited Partnership)

                                        By Textainer Capital Corporation
                                        The Managing General Partner



                                        By__________________________
                                          John R. Rhodes
                                          Executive Vice President



Date: November 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                           Title                                     Date




---------------------------------------------       Executive Vice President,                 November 13, 1997
John R. Rhodes                                      (Principal Financial and
                                                    Accounting Officer) and
                                                    Secretary


---------------------------------------------       President (Principal Executive            November 13, 1997
James E. Hoelter                                    Officer) and Director






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


                                        TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                                        (A California Limited Partnership)

                                        By Textainer Capital Corporation
                                        The Managing General Partner



                                        By /s/John R. Rhodes
                                          --------------------------------
                                          John R. Rhodes
                                          Executive Vice President


Date: November 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                        Title                                       Date



/s/John R. Rhodes                                Executive Vice President,                   November 13, 1997
-------------------------------------------      (Principal Financial and
John R. Rhodes                                   Accounting Officer) and
                                                 Secretary

/s/James E. Hoelter                              President (Principal Executive              November 13, 1997
-------------------------------------------      Officer) and Director
James E. Hoelter

