Form 10-K
period 1997-12-31
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 1998-03-27
CIK 1003638

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


March 26, 1998


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Partnership") the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

                   For the fiscal year ended December 31, 1997

                         Commission file number 0-22337

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

                   LIMITED PARTNERSHIP INTERESTS (THE "UNITS")
                                (Title of Class)

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

(a)      General Development of Business

                             (Amounts in thousands)

         The Registrant is a California limited partnership formed on February 1, 1995 (Inception Date) to purchase, own, operate, lease, and sell equipment (the Equipment) used in the containerized cargo shipping industry. The Registrant commenced offering units representing limited partnership interests (Units) to the public on May 10, 1996 in accordance with its Registration Statement and ceased to offer such Units on April 30, 1997. The Registrant raised a total of $36,968 from the offering. The use of those proceeds is summarized as follows:

                                                              Amount         %

         Gross Proceeds                                      $ 36,968       100%
                                                               ======       ====

         Public Offering Expenses:
           Commissions                                       $  3,327         9%
           Purchases of Equipment                              33,541        91%
           Initial Working Capital Reserve                        100          -
                                                              -------      -----

                                                             $ 36,968       100%
                                                              =======       ====

         See Item 10 herein for a description of the Registrant's General Partners. See item 7 herein for a description of current market conditions affecting the Registrant's business.

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

                  Container leasing companies and the Registrant operate in a similar manner by owning and leasing a worldwide fleet of new and used transportation containers to international shipping companies hauling various types of goods among numerous trade routes. In addition to paying a daily rental rate, all lessees must either provide physical damage and liability insurance or purchase a damage waiver from the Registrant, in which case the Registrant agrees to pay the cost of repairing any physical damage to containers caused by lessees, special handling fees and/or drop-off charges may also be charged in certain markets. Container leasing companies compete with one another on the basis of lease rates, availability of Equipment and services provided. Revenues and profits are generated by maintaining the highest lease rates and the highest Equipment utilization factors allowed by market conditions. Rental revenues from the Registrant's containers result primarily under master leases which are comparable to the corporate rate agreements used by rental car companies. The master leases provide that container leasing customers, for a specified period of time, may rent containers at specific terms, conditions and rental rates. Although the terms of the master lease governing each container do not vary, the number of containers in use can vary from time to time within the term of the master lease. The terms and conditions of the master lease provide that the lessee pays a daily rental rate for the entire time the container is in his possession (whether or not he is actively using it), is responsible for any damage, and must insure the container against liabilities. For a more detailed discussion of the leases for the Registrant's Equipment, see "Leasing Policy" under "Business of the Partnership" in the Registrant's Prospectus, as supplemented. Rental car companies usually purchase only new cars, but since containers are completely standardized, a used container in serviceable condition usually rents for the same rate as a new one although the purchase price is lower. For this reason, the Registrant occasionally buys used containers. The Registrant also sells containers in the course of its business if opportunities arise or at the end of the container's useful life. See "Business of the Partnership" in the Registrant's Prospectus, as supplemented.

(c)(1)(ii)        Inapplicable.

(c)(1)(iii)       Inapplicable.

(c)(1)(iv)        Inapplicable.

(c)(1)(v)         Inapplicable.

(c)(1)(vi)        Inapplicable.

(c)(1)(vii) One lessee had rental revenues for the year ended December 31, 1997 of 13.38% of the total revenues of the Registrant. No other single lessee had 10% or more of the total rental revenues of the Registrant. The Partnership has insurance that would cover loss of revenue as a result of default under all its leases, as well as covering the recovery cost or replacement value of all its containers, including those of this lessee. The insurance covers loss of lease revenues for a specified period of time, not necessarily for the term of the lease. The insurance is renewable annually, and the General Partners believe that it is probable that the Partnership would be able to recover insurance proceeds in the event of a default or loss. Because of this insurance and because the Partnership would likely be able, over a period of time, to re-lease any Equipment that was returned to the Partnership, the General Partners believe that the loss of this lessee would not have a material adverse impact on the Partnership's operating results. Because these are forward looking statements, there can be no assurance that events will occur as the General Partners have predicted. These statements could be affected by material adverse events in the future, such as the Partnership's loss of insurance or the Partnership's inability to re-lease Equipment that is returned to the Partnership by the lessee.

(c)(1)(viii)      Inapplicable.

(c)(1)(ix)        Inapplicable.

(c)(1)(x) There are approximately 80 container leasing companies of which the top ten control approximately 92% of the total Equipment held by all container leasing companies. The top two container leasing companies combined control approximately 47% of the total equipment held by all container leasing companies. Textainer Equipment Management Limited, an Associate General Partner of the Registrant and the manager of its marine container Equipment, is the third largest container leasing company and manages approximately 8% of the equipment held by all container leasing companies. The Registrant alone is not a material participant in the worldwide container leasing market. The principal methods of competition are price, availability and the provision of worldwide service to the international shipping community. Additionally, shipping alliances and other operational consolidations among shipping lines have recently allowed shipping lines to operate with fewer containers, thereby decreasing the demand for leased containers. This decrease in demand, along with the entry of new leasing company competitors offering low container rental rates to shipping lines has increased competition among lessors such as the Registrant.

(c)(1)(xi)        Inapplicable.

(c)(1)(xii)       Inapplicable.

(c)(1)(xiii)      The Registrant has no employees. Textainer Capital Corporation
                  (TCC), the Managing General Partner of the Registrant, is responsible for the overall management of the business of the Registrant and has 7 employees. Textainer Equipment Management
                  Limited (TEM), an Associate General Partner, is responsible for the management of the leasing operations of the Registrant and has a total of 149 employees.

(d)      Financial Information about Foreign and Domestic Operations and  Export
         Sales.

         The Registrant is involved in the leasing of shipping containers to international shipping companies for use in world trade and approximately 11.12% and 7.32% of the Registrant's rental revenue during years ended December 31, 1997 and 1996, respectively, was derived from operations sourced or terminated domestically and all rental revenue for the period from February 1, 1995 (inception) to December 31, 1995 was derived from operations sourced or terminated internationally. These percentages do not reflect the proportion of the Partnership's income from operations generated in domestic waterways. Substantially all of the Partnership's income from operations is derived from assets employed in foreign operations. See "Business of the Partnership", and for a discussion of the risks of leasing containers for use in world trade, see "Risk Factors" in the Registrant's Prospectus, as supplemented.


ITEM 2 - PROPERTIES

As of December 31, 1997, the Registrant owned the following types and quantities of Equipment:

         20-foot standard dry freight containers                           4,428
         40-foot standard dry freight containers                           4,584
         40-foot high cube dry freight containers                          1,716
                                                                          ------
                                                                          10,728
                                                                          ======

During December 1997, approximately 88% of these shipping containers were on lease to international shipping companies and the balance was being stored at shipping container manufacturers' locations and at a large number of storage depots located worldwide.

During the period from June 17, 1996, when the Registrant had raised its minimum subscription amount, to September 30, 1997, the Registrant was in the process of purchasing its initial portfolio of Equipment.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Inapplicable.

                                     PART II

ITEM 5 - MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
         MATTERS

ITEM 201:

(a)      Market Information.

(a)(1)(i) The units of limited partnership in the Registrant are not publicly traded and there is no established trading market for such Units. The Registrant has a program whereby limited partners may redeem Units for a specified redemption price. The program operates only when the Managing General Partner determines, among other matters, that payment for redeemed shares will not impair the capital or operations of the Registrant.

(a)(1)(ii)        Inapplicable

(a)(1)(iii)       Inapplicable.

(a)(1)(iv)        Inapplicable.

(a)(1)(v)         Inapplicable.

(a)(2)            Inapplicable.

(b)      Holders.

(b)(1) As of January 1, 1998, there were 1,929 holders of record of limited partnership interests in the Registrant.

(b)(2)            Inapplicable.

(c)      Dividends.

         Inapplicable.

For details of the distributions which are made monthly by the Registrant to its limited partners, see Item 6 "Selected Financial Data".

ITEM 701:         Inapplicable.

ITEM 6 - SELECTED FINANCIAL DATA

                                                                      (Amounts in thousands except for per unit amounts)
                                                                            Year ended December 31,    Period from Feb.
                                                                                                            1, 1995
                                                                                                        (inception) to
                                                                                                         December 31,
                                                                              1997          1996              1995
                                                                              ----          ----              ----

Rental income........................................................   $     5,798     $    3,815       $     732

Net earnings (loss)..................................................   $     1,649     $     (580)      $    (400)

Net earnings (loss) per unit of limited partnership interest.........   $      0.86     $    (1.33)            N/A

Distributions per unit of limited partnership interest...............   $      1.78     $     1.05             N/A

Distributions per unit of limited partnership interest representing a
return of capital....................................................   $      0.92     $     1.05             N/A

Total assets.........................................................   $    31,017     $   30,528       $  24,239

Outstanding balance on revolving credit line.........................   $         -     $    8,780       $  21,282



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (Amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the years ended December 31, 1997 and 1996 and for the period from February 1, 1995 (inception) through December 31, 1995. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

The Partnership began offering units representing limited partnership interests (Units) to the public on May 10, 1996 in accordance with its Registration Statement and ceased to offer such Units on April 30, 1997. The Partnership received its minimum subscription amount of $1,100 on June 17, 1996 and raised a total of $36,968 from the offering. The cumulative proceeds of the offering at the end of each subsequent quarter through the offering period were:

                              June 30, 1996...................          $  2,371
                              September 30, 1996..............            13,686
                              December 31, 1996...............            25,133
                              March 31, 1997..................            34,654
                              June 30, 1997...................            36,968

The aggregate purchase price of the Units sold during the offering of the Partnership, less all underwriting commissions, and amounts set aside for cash reserves, or the proceeds available to the Partnership for acquisition of Equipment was $33,541. The net cumulative cost of Equipment at the end of each quarter after commencement of operations through December 31, 1997, was as follows:

                              September 30, 1995............            $ 13,387
                              December 31, 1995.............              21,708
                              March 31, 1996................              23,856
                              June 30, 1996.................              24,933
                              September 30, 1996............              26,546
                              December 31, 1996.............              29,402
                              March 31, 1997................              29,474
                              June 30, 1997.................              32,145
                              September 30, 1997............              33,367
                              December 31, 1997.............              33,349

At December 31, 1997, the Partnership had no commitments to purchase Equipment.

From time to time, the Partnership may redeem Units from limited partners for a specified redemption value. The redemption price is set by formula and varies depending on length of time units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded, at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or (iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the year ended December 31, 1997 the Partnership did not redeem any units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the year ended December 31, 1997, the Partnership declared cash distributions to limited partners pertaining to the period from December 1996 through November 1997 in the amount of $3,098. These distributions represent a return of 10% on original capital (measured on an annualized basis) on each unit from December 1996 through March 1997 and 9% on original capital (measured on an annualized basis) on each unit from April 1997 through November 1997. This reduction in the Partnership's distribution rate is a result of the decline in market conditions described below. On a GAAP basis $1,606 of these distributions was a return of capital. On a cash basis all of these distributions were from operations.

For the years ended December 31, 1997 and 1996, the Partnership had net cash provided by operating activities of $3,161 and $1,922, respectively. The increase was primarily attributable to an increase in net earnings offset by the increase in due to affiliates, net. The increase in net earnings resulted from the growth of the container fleet and improved utilization. The increase in due to affiliates, net, was due to timing differences in the accrual and payment of expenses and fees or in the accrual and remittance of net rental revenues.

Net cash used in investing activities for the year ended December 31, 1997 was $2,930 compared to $8,364 for the equivalent period in 1996. Equipment purchases decreased between years primarily due to the reduced amount of funds raised by the Partnership, which closed in 1997, as well as the use of available cash for the repayment of the credit facility during the first three months of 1997. Net cash used in investing activities for the year ended December 31, 1997 included the return of restricted funds of $991, previously held as collateral for the Partnership's credit facility.

Net cash used in financing activities for the year ended December 31, 1997 was $1,171 compared to net cash provided by financing activities of $7,416 for the year ended December 31, 1996. The decrease in net cash provided by financing activities was primarily due the Partnership raising less funds from its public offering and the increase in distributions to partners. The decrease was offset by reduced repayments on the credit facility and lower syndication and offering costs.

The Partnership had a credit facility (the Facility) with an available limit of $25,000, which expired June 30, 1997, and was available for Equipment purchases. Amounts borrowed under the Facility bore interest at either the prime rate (8.25% at December 31, 1996) plus .25%, or LIBOR (5.375% at December 31, 1996)
plus 1.75%, and were secured by all assets of the Partnership. The Partnership paid a commitment fee of 1/2% per annum on the unused portion of the Facility. This fee, as well as the interest on any amounts borrowed, was payable quarterly in arrears. The Partnership could have borrowed an amount up to the sum of 60% of the net book value of Equipment plus the amount of the cash collateral.

Prior to termination of its offering of limited partnership interests to the public, the Partnership used available offering proceeds to repay the outstanding balance under the Facility. The Partnership repaid the credit facility in full on March 31, 1997.

At December 31, 1996, the Partnership had borrowed $8,780 under this Facility to finance Equipment purchases and maintained restricted cash collateral deposits of $991. The cash collateral was held in a market-rate (4.40% at December 31, 1996), interest-bearing checking account. The account was restricted in use and pledged as collateral for the credit facility.

Commitment fees on the line of credit totaled $58 and $22 for the years ended December 31, 1997 and 1996, respectively. Interest on the borrowed funds was paid out of operating revenues generated by the Partnership. Substantially all of the Partnership's borrowings bore interest based on the Prime Rate plus .25%. The applicable Prime Rate was 8.27% on average during the first quarter of 1997.

During 1997, the Partnership borrowed $29 from a general partner to purchase Equipment. It is the policy of the Partnership and the General Partners to charge interest on intercompany balances arising from the Partnership's acquisition of Equipment which are outstanding for more than one month. Interest is charged to the Partnership at a rate not greater than the General Partners' own cost of funds. There was no interest charged by the general partner during the year ended December 31, 1997. The interest rate in effect at December 31, 1997 was 8.5%. The Partnership anticipates repaying the loan in 1998 with cash provided by operations and proceeds from the sale of Equipment.


Results of Operations

Because the Partnership was in the process of acquiring and placing in service its initial portfolio of Equipment during the years ended December 31, 1997 and 1996 and the period from February 1, 1995 (inception) to December 31, 1995, and offering units of limited partnership interest to the public during the period from May 10, 1996 to April 30, 1997, the results of its operations for the years ended December 31, 1997 and 1996 and the period from February 1, 1995 (inception) through December 31, 1995 are not comparable. The Partnership generated net earnings (losses) of $1,649, ($580) and ($400) for the years ended December 31, 1997 and 1996 and the period from February 1, 1995 through December 31, 1995, respectively. These financial results include non-cash depreciation expenses of $1,921, $1,561, and $429 for the respective periods.

The Partnership's income (loss) from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet ("inventory") during each of the years ended December 31, 1997 and 1996 and the period from February 1, 1995 (inception) to December 31, 1995. The following is a summary of the size of the container fleet (in units) available for lease during those periods:

                                                                     Period from
                                                                       Feb. 1,
                                                                         1995
                                        Year ended December 31,      (inception)
                                                                     to December
                                                                          31,
                                            1997            1996         1995
                                            ----            ----         ----

 Opening inventory                         9,099           6,614            -
 Closing inventory                        10,728           9,099        6,614
 Average                                   9,914           7,857        3,307

The growth in the average container fleet between the years ended December 31, 1997 and 1996, and the year ended December 31, 1996 and the period from February 1, 1995 (inception) through December 31, 1995, was due to the buildup of the Partnership's portfolio as the initial gross proceeds from the offering were invested.

Rental income and direct container expenses are also affected by lease utilization percentages for the Equipment, which averaged 86%, 77% and 57% during the years ended December 31, 1997 and 1996 and the period from February 1, 1995 (inception) to December 31, 1995, respectively. Lease utilization percentages tend to increase gradually during the initial purchase and lease-up phase of the Partnership's container fleet. Carefully managed additions of Equipment and the time required to lease the added Equipment contribute to the lease utilization percentage growth. In addition, rental income is affected by daily rental rates.

The following is a comparative analysis of the results of operation for the years ended December 31, 1997 and 1996 and the period from February 1, 1995 (inception) through December 31, 1995.

The Partnership's income from operations for the years ended December 31, 1997 and 1996 was $1,666 and $926, respectively, on rental income of $5,798 and $3,815, respectively. The largest component of total rental income is income from container rentals, which increased $1,686 or 46%, from 1996 to 1997. Income from container rentals is largely dependent upon three factors: Equipment available for lease (average inventory), average on-hire (utilization) percentage and average daily rental rates. Average utilization increased 12%, average daily rental rates increased 2% and average inventory increased 26%.
Despite these increases, though, general demand for leased containers has declined, as described below.

The Partnership's income (loss) from operations for the year ended December 31, 1996 and the period from February 1, 1995 (inception) to December 31, 1995 was $926 and ($61), respectively, on rental income of $3,815 and $732, respectively. The increase in rental income was primarily due to the growth of the Partnership's container fleet between the periods.

The declines in container utilization during 1996 and part of 1997 and in rental rates during 1996 and 1997 for the fleet managed by Textainer Equipment Management Limited (TEM) were primarily due to decreased demand for leased containers and increased competition. The decrease in demand for leased containers resulted from changes in the business of shipping line customers consisting primarily of (i) over-capacity resulting from the 1995 and 1996 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade; (ii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers; and (iii) shipping lines reducing their ratio of leased versus owned containers by purchasing containers. This decreased demand, along with the entry of new leasing company competitors offering low container rental rates to shipping lines, resulted in downward pressure on rental rates, and also caused leasing companies to offer higher leasing incentives and other discounts to shipping lines.

Utilization for the fleet managed by TEM increased during the second and third quarters of 1997 and began declining again during the fourth quarter of 1997 and into the beginning of 1998. Rental rates for the fleet managed by TEM continued to decline into the beginning of 1998. For the near term, the General Partners do not foresee any changes in existing market conditions and caution that both utilization and lease rates could continue to decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Equipment under short-term operating leases.

For the year ended December 31, 1997, revenue from one lessee accounted for more than 10% of the Partnership's revenues, with revenue of $776. For the year ended December 31, 1996, revenue from two lessees each accounted for more than 10% of the Partnership's revenues, with revenues of $741 and $580. For the period from February 1, 1995 (inception) through December 31, 1995, three lessees each accounted for more than 10% of the Partnership's revenues, with revenues of $185, $94 and $84.

The balance of rental income consists of other lease-related items, primarily from income charges to lessees for handling and returning containers, income from charges to lessees for a damage protection plan (DPP) and income from charges to the lessees for pick-up of containers from prime locations less credits granted to lessees for leasing containers from lower demand locations (location income (expense)). For the year ended December 31, 1997, the total of these other income items was $430, an increase of $297 compared to the equivalent period in 1996. The increase is primarily due to the increase in the average fleet size.

For the year ended December 31, 1996, the total of these other income items was $133, a decrease of $13 compared to the period from February 1, 1995 through December 31, 1995. This decrease is primarily due to an increase in location expense, offset by increases in handling income and DPP income. Location expense increased primarily due to lower demand, which increased credits to lessees for picking up containers from lower demand locations. Handling and DPP income increased primarily due to the increase in average fleet size.

Direct container expenses, increased $491 from the year ended December 31, 1997, compared to the same period in 1996. The primary components of this increase were increases in repositioning, storage and handling expenses of $159, $157 and $129, respectively. Repositioning and storage increased primarily due to the increase in fleet size. Handling expense increased due to an increase in the average handling price per container and the increase in fleet size. Direct container expenses, increased $445 from the period from February 1, 1995 (inception) through December 31, 1995 to the year ended December 31, 1996, primarily due to the increase in average fleet size.

Bad debt expense increased $44 from the year ended December 31, 1996 to the equivalent period in 1997 as a result of increased reserve requirements due to the increase in rental income. Bad debt expense remained constant from the period from February 1, 1995 (inception) through December 31, 1995 to the year ended December 31, 1996.

Depreciation expense increased $360 from the year ended December 31, 1996 to 1997 and $1,132 from the period from February 1, 1995 (inception) through December 31, 1995 to the year ended December 31, 1996. The increases were due to the increase in the average fleet size due to the build up of the fleet during these periods.

Management fees to affiliates increased $261, or 89%, from the year ended December 31, 1996 to the equivalent period in 1997, due to increases in equipment and incentive management fees. Equipment management fees, which are based primarily on gross revenue, increased as a result of the increase in rental income and were approximately 7% of gross revenue for the periods. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and partners' capital, increased $122, primarily due to the increase in total partner capital, offset by the decrease in the limited partners distribution rate from 10% to 9% in April 1997.

Management fees to affiliates increased $242 from the period from February 1, 1995 (inception) through December 31, 1995 to the year ended December 31, 1996. The increase was due to the increase in equipment management fees resulting from higher rental income and were approximately 7% of gross revenue for the period. Incentive management fees also increased as the Partnership began distributing cash in August 1997.

General and administrative costs to affiliates increased $74, from the year ended December 31, 1996 to the same period in 1997, and increased $195 from the period from February 1, 1995 through December 31, 1995 to the year ended December 31, 1996. These increases were primarily due to the increase in the average fleet size between the periods.

Other expense decreased $1,489 during the year ending December 31, 1997 as compared to the comparable period in 1996. The decrease was due to a decline in interest expense, net of $1,423, accompanied by an increase in gain from sale of Equipment of $66.

Other expense increased $1,167 for the year ended December 31, 1996 from the period from February 1, 1995 through December 31, 1995 due to an increase in interest expense which was due to a higher average outstanding balance on the Facility.

Net earnings (loss) per limited partnership unit increased from a loss of $1.33 to earnings of $0.86 from the year ended December 31, 1996, to the same period in 1997 reflecting the increase in limited partners net earnings (loss), which increased from a loss of ($525) for the year ended December 31, 1996, to earnings of $1,492 for the same period in 1997.

Many computer systems may experience difficulty processing dates beyond the year 1999 and, as such, some computer hardware and software will need to be modified prior to the year 2000 to remain functional. The Partnership's and General Partner's certain core internal systems that have recently been implemented are year 2000 compliant. The remaining core internal systems are scheduled to be revised to be year 2000 compliant by the end of 1998. Based on its initial evaluation, the Partnership and the General Partners do not believe that the cost of remedial actions relating to these systems will have a material adverse effect on the Partnership's results of operations and financial condition. Additionally, the Partnership and the General Partners are also completing a preliminary assessment of year 2000 issues not related to its core systems, including issues surrounding systems that interface with external third parties.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of December 31, 1997 which would result in such a risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning Equipment after it comes off-lease, the risk of an uninsured loss, increases in maintenance expenses or other costs of operating the Equipment, and the effect of world trade, industry trends and/or general business and economic cycles on the Partnership's operations. See "Risk Factors" in the Partnership's Prospectus, as supplemented, for additional information on risks of Partnership's business.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Inapplicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Attached pages 13 to 24.

                          Independent Auditors' Report



The Partners
Textainer Equipment Income Fund VI, L.P.:

We have audited the accompanying balance sheets of Textainer Equipment Income Fund VI, L.P. (a California limited partnership) as of December 31, 1997 and 1996 and the related statements of operations, partners' capital (deficit) and cash flows for each of the years in the two-year period ended December 31, 1997 and the period from February 1, 1995 (inception) to December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Textainer Equipment Income Fund VI, L.P. as of December 31, 1997 and 1996 and the results of its operations, its partners' capital (deficit) and its cash flows for each of the years in the two-year period ended December 31, 1997 and the period from February 1, 1995 (inception) to December 31, 1995, in conformity with generally accepted accounting principles.



                              KPMG Peat Marwick LLP


San Francisco, California
February 18, 1998

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (a California Limited Partnership)

                                  Balance Sheet

                      Years ended December 31, 1997 and 1996
                             (Amounts in thousands)

                                                                              1997                   1996
                                                                   ----------------       -----------------
Assets
Container rental equipment, net of accumulated
     depreciation of $3,898 (1996:  $1,988)                         $       29,451         $        27,414
Cash                                                                           111                   1,051
Cash collateral deposit (note 4)                                                 -                     991
Accounts receivable, net of allowance
     for doubtful accounts of $97 (1996:  $38)                               1,399                   1,033
Prepaid expenses                                                                56                      39
                                                                   ----------------       -----------------

                                                                    $       31,017         $        30,528
                                                                   ================       =================

Liabilities and Partners' Capital (Deficit)
Liabilities:
     Accounts payable                                               $          116         $           111
     Accrued liabilities                                                        95                      28
     Accrued recovery costs (note 1(i))                                         34                      18
     Accrued damage protection plan costs (note 1(j))                           79                      77
     Due to affiliates, net (note 2)                                           223                      37
     Deferred quarterly distributions (note 1(g))                               58                      22
     Equipment purchases payable                                                 -                      24
     Note payable to bank (note 4)                                               -                   8,780
                                                                   ----------------       -----------------

          Total liabilities                                                    605                   9,097
                                                                   ----------------       -----------------

Partners' capital (deficit):
     General partners                                                         (682)                   (499)
     Limited partners                                                       31,094                  21,930
                                                                   ----------------       -----------------

          Total partners' capital                                           30,412                  21,431
                                                                   ----------------       -----------------

                                                                    $       31,017         $        30,528
                                                                   ================       =================

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (a California Limited Partnership)

                            Statements of Operations

                     Years ended December 31, 1997 and 1996
          and for the period from February 1, 1995 (inception) through
                                December 31, 1995
           (Amounts in thousands except for unit and per unit amounts)


                                                                         1997                1996                1995
                                                             -----------------   -----------------   -----------------
Rental Income                                                 $         5,798    $          3,815     $           732
                                                             -----------------   -----------------   -----------------
Costs and expenses:
    Direct container expenses                                           1,117                 626                 181
    Bad debt expense                                                       60                  16                  16
    Depreciation                                                        1,921               1,561                 429
    Professional fees                                                      41                  62                   7
    Management fees to affiliates (note 2)                                554                 293                  51
    General and administrative costs to affiliates (note 2)               363                 289                  94
    Other general and administrative costs                                 76                  42                  15
                                                             -----------------   -----------------   -----------------

                                                                        4,132               2,889                 793
                                                             -----------------   -----------------   -----------------

    Income (loss) from operations                                       1,666                 926                 (61)
                                                             -----------------   -----------------   -----------------

Other (expense) income :
    Interest expense, net                                                 (91)             (1,514)               (347)
    Gain on sale of equipment                                              74                   8                   8
                                                             -----------------   -----------------   -----------------

                                                                          (17)             (1,506)               (339)
                                                             -----------------   -----------------   -----------------

    Net earnings (loss)                                       $         1,649    $           (580)    $          (400)
                                                             =================   =================   =================

Allocation of net earnings (loss) (note 1(g)):
    General partners                                          $           157    $            (55)    $          (400)
    Limited partners                                                    1,492                (525)                  -
                                                             -----------------   -----------------   -----------------

                                                              $         1,649    $           (580)    $          (400)
                                                             =================   =================   =================

Limited partners' per unit share of
    net earnings (loss)                                       $          0.86    $          (1.33)    $              -
                                                             =================   =================   =================

Limited partners' per unit share
    of distributions                                          $          1.78    $           1.05     $              -
                                                             =================   =================   =================

Weighted average number of limited
    partnership units outstanding (note 1(k))                       1,737,143             395,685                   5
                                                             =================   =================   =================

See accompanying notes to financial statements


                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (a California Limited Partnership)

                    Statements of Partners' Capital (Deficit)

                     Years ended December 31, 1997 and 1996
              and for the period from February 1, 1995 (inception)
                            through December 31, 1995
                             (Amounts in thousands)


                                                                               Partners' Capital (Deficit)
                                                                ----------------------------------------------------------
                                                                   General               Limited               Total
                                                                ---------------       --------------       ---------------

Proceeds from general partners' capital contribution             $           1        $           -        $            1

Net loss                                                                  (400)                   -                  (400)
                                                                ---------------       --------------       ---------------

Balances at December 31, 1995                                             (399)                   -                  (399)
                                                                ---------------       --------------       ---------------

Proceeds from sale of limited partnership units                              -               25,133                25,133

Syndication and offering costs                                               -               (2,262)               (2,262)

Distributions                                                              (45)                (416)                 (461)

Net loss                                                                   (55)                (525)                 (580)
                                                                ---------------       --------------       ---------------

Balances at December 31, 1996                                             (499)              21,930                21,431
                                                                ===============       ==============       ===============

Proceeds from sale of limited partnership units                              -               11,835                11,835

Syndication and offering costs                                               -               (1,065)               (1,065)

Distributions                                                             (340)              (3,098)               (3,438)

Net earnings                                                               157                1,492                 1,649
                                                                ---------------       --------------       ---------------

Balances at December 31, 1997                                    $        (682)       $      31,094        $       30,412
                                                                ===============       ==============       ===============

See accompanying notes to financial statements


                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (a California Limited Partnership)

                            Statements of Cash Flows
                     Years ended December 31, 1997 and 1996
 and for the period from February 1, 1995 (inception) through December 31, 1995
                             (Amounts in thousands)


                                                                                       1997            1996             1995
                                                                              --------------  ---------------  ---------------
Cash flows from operating activities:
   Net earnings (loss)                                                         $      1,649   $        (580)   $        (400)
   Adjustments to reconcile net earnings (loss) to
       net cash provided by (used in) operating activities:
         Depreciation                                                                 1,921           1,561              429
         Increase in allowance for doubtful accounts                                     59              22               16
         Gain on sale of equipment                                                      (74)             (8)              (8)
         Changes in assets and liabilities:
             Increase in accounts receivable                                           (562)           (393)            (541)
             (Increase) decrease in prepaid expenses                                    (17)             13              (52)
             Increase (decrease) in accounts payable and
                accrued liabilities                                                      72            (153)             293
             Increase in accrued recovery costs                                          16              17                1
             Increase in accrued damage protection plan costs                             2              30               47
             Increase (decrease) in due to affiliates, net                               95           1,413           (1,395)
                                                                              --------------  ---------------  ---------------

             Net cash provided by (used in) operating activities                      3,161           1,922           (1,610)
                                                                              --------------  ---------------  ---------------

Cash flows from investing activities:
   Proceeds from sale of equipment                                                      210              94                -
   Equipment purchases                                                               (4,131)         (9,773)         (19,683)
   Cash collateral deposit                                                              991           1,315           (2,306)
                                                                              --------------  ---------------  ---------------

             Net cash used in investing activities                                   (2,930)         (8,364)         (21,989)
                                                                              --------------  ---------------  ---------------

Cash flows from financing activities:
   Proceeds from sales of limited partnership units                                  11,972          24,996                -
   General partners' capital contribution                                                 -               -                1
   Distributions to partners                                                         (3,327)           (423)               -
   Syndication and offering costs                                                    (1,065)         (2,262)               -
   Borrowings under revolving credit line                                                 -               -           21,282
   Repayments under revolving credit line                                            (8,780)        (12,502)               -
   Borrowings from affiliates                                                            29               -            2,393
   Repayments to affiliates                                                               -          (2,393)               -
                                                                              --------------  ---------------  ---------------

              Net cash (used in) provided by financing activities                    (1,171)          7,416           23,676
                                                                              --------------  ---------------  ---------------

Net (decrease) increase in cash                                                        (940)            974               77
Cash at beginning of period                                                           1,051              77                -
                                                                              --------------  ---------------  ---------------

Cash at end of period                                                          $        111   $       1,051    $          77
                                                                              ==============  ===============  ===============

Interest paid during the period                                                $        131   $       1,816    $         133
                                                                              ==============  ===============  ===============

See accompanying notes to financial statements


                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A California Limited Partnership)

                       Statements of Cash Flows--Continued

                 Years ended December 31, 1997 and 1996 and the
                period from February 1, 1995 (inception) through
                                December 31, 1995
                             (Amounts in thousands)


Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, proceeds from sale of limited partnership units, proceeds from sale of Equipment and distributions to partners which had not been paid or received by the Partnership as of December 31, 1997, 1996, and 1995, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows.


                                                                                     1997           1996         1995
                                                                                     ----           ----         ----

Equipment purchases included in:
     Due to affiliates.....................................................          $   1       $   2        $   109
     Equipment purchases payable...........................................              -          24          1,935

Proceeds from sale of limited partnership units included in:
     Accounts receivable...................................................              -         137              -

Proceeds from sale of Equipment included in:
     Due from affiliates...................................................             13           1             28

Distributions to partners included in:
     Due to affiliates.....................................................             91          16              -
     Deferred quarterly distributions......................................             58          22              -

The following table summarizes the amounts of Equipment purchases, sale of limited partnership units, proceeds from sale of Equipment and distributions to partners recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the years ended December 31, 1997 and 1996, and the period from February 1, 1995 (inception) to December 31, 1995.

                                                                                     1997           1996         1995
                                                                                     ----           ----         ----

Equipment purchases recorded..............................................         $ 4,106      $  7,755      $21,727
Equipment purchases paid..................................................           4,131         9,773       19,683

Proceeds from sale of limited partnership units recorded.................           11,835        25,133            -
Proceeds from sale of limited partnership units received.................           11,972        24,996            -

Proceeds from sale of Equipment recorded..................................             222            67           28
Proceeds from sale of Equipment received..................................             210            94            -

Distributions to partners declared........................................           3,438           461            -
Distributions to partners paid............................................           3,327           423            -



See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A California Limited Partnership)

                          Notes to Financial Statements

                 Years ended December 31, 1997 and 1996 and the
                period from February 1, 1995 (inception) through
                                December 31, 1995
       (Dollar amounts in thousands except for unit and per unit amounts)


Note 1.  Summary of Significant Accounting Policies

      (a)  Nature of Operations

      Textainer Equipment Income Fund VI, L.P. (TEIF VI or the Partnership), a California limited partnership, with a maximum life of 20 years, was formed on February 1, 1995. The Partnership was formed to engage in the business of owning, leasing and selling both new and used equipment related to the international containerized cargo shipping industry, including, but not limited to, containers, trailers and other container related equipment (the Equipment). TEIF VI offered units representing limited partnership interests (Units) to the public from May 10, 1996 until April 30, 1997, the close of the offering period, when a total of 1,848,397 Units had been purchased for a total of $36,968. At December 31, 1996, limited partnership units of 1,256,661 had been purchased totaling $25,133. Limited partners with capital contributions representing recorded capital of the Partnership of $3,561 at December 31, 1996 were admitted as limited partners on January 1, 1997.

      Textainer Capital Corporation (TCC) is the managing general partner of the Partnership, and Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are the associate general partners of the Partnership. The managing general partner and associate general partners are collectively referred to as the General Partners. The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services related to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC, TEM, TL, and TAS are subsidiaries of Textainer Group Holdings Limited (TGH). TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the Managing Sales Agent for the offering of Units for sale. The General Partners manage and control the affairs of the Partnership.

      The General Partners' interest in the Partnership is 9.5%, and the General Partners were responsible for paying, out of their own corporate funds, all organizational and certain offering expenses incurred in connection with the offering and all acquisition costs incurred related to container purchases. Such costs have not been recorded by the Partnership.

      (b)  Basis of Accounting

      The Partnership utilizes the accrual method of accounting. Revenue is recorded when earned according to the terms of the Equipment rental contracts. These contracts are classified as operating leases, or direct financing leases if they so qualify under Statement of Financial Accounting Standards No. 13: "Accounting for Leases". Substantially all of the Partnership's rental income was generated from the leasing of the Equipment under short-term operating leases.


      (c)  Use of Estimates

      Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      (d)  Fair Value of Financial Instruments

      In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. At December 31, 1997 and 1996, the fair value of the Partnership's financial instruments approximate the related book value of such instruments.

      (e)  Equipment

      The Equipment is recorded at the cost of the assets purchased, less depreciation charged. Depreciation of new Equipment is computed using the straight-line method over its estimated useful life of 12 years to a 28% salvage value. Used Equipment is depreciated based upon its estimated remaining useful life at the date of acquisition (from 2 to 11 years). When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income for the period.

      In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", the Partnership periodically compares the carrying value of the Equipment to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds expected future cash flows, the assets are written down to fair value. There were no reductions to the carrying value of the Equipment made during the years ended December 31, 1997 or 1996 or the period from February 1, 1995 (inception) through December 31, 1995.

      (f)  Nature of Income from Operations

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

      For the year ended December 31, 1997, revenue from one lessee accounted for more than 10% of the Partnership's revenues, with revenues of $776. For the year ended December 31, 1996, revenue from two lessees each accounted for more than 10% of the Partnership's revenues, with revenues of $741 and $580. For the period from February 1, 1995 (inception) through December 31, 1995, three lessees each accounted for more than 10% of the Partnership's revenues, with revenues of $185, $94, and $84.

      (g)  Allocation of Net Earnings and Partnership Distributions

      In accordance with the Partnership Agreement, net earnings or losses and partnership distributions are allocated 9.5% to the General Partners and 90.5% to the Limited Partners. Items of income and gain are specially allocated to the General Partners to the extent their capital accounts' show a deficit.

      In accordance with the Partnership Agreement, currently deductible organization costs are specially allocated to the General Partners in the year incurred and capitalized offering and syndication costs are allocated to the General Partners in the year following the date the last limited partnership unit is sold or the offering of units for sale terminates (Determination Date), December 31, 1997.

      With respect to the Limited Partner units, in the year following the Determination Date, December 31, 1997, any net loss for the taxable year (and in future years to the extent necessary) shall be specially allocated among the Limited Partner units such that each unit receives an equal share of the allocated Limited Partner losses calculated from October 1, 1996 to December 31, 1997.

      Actual cash distributions to the Limited Partners differ from the allocated net earnings as presented in these financial statements because cash distributions are based on cash available for distribution. Cash distributions are paid to the general and limited partners on a monthly basis in accordance with the provisions of the Partnership Agreement. Some limited partners have elected to have their distributions paid quarterly. The Partnership has recorded these distributions of $58 and $22, as an accrued liability at December 31, 1997 and 1996, respectively.

      (h)  Income Taxes

      The Partnership is not subject to income taxes. Accordingly, no provision for income taxes has been made. The Partnership files federal and state information returns only. Taxable income or loss is reportable by the individual partners.

      (i)  Recovery Costs

      The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At December 31, 1997 and 1996, the amounts accrued were $34 and $18, respectively.

      (j)  Damage Protection Plan

      The Partnership offers a Damage Protection Plan (DPP) to lessees of its Equipment. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize these revenues when earned and provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. DPP expenses are included in direct container expenses on the Statements of Operations and the related reserve at December 31, 1997 and 1996 was $79 and $77, respectively.

      (k)  Limited Partners' Per Unit Share of Net Earnings and Distributions

      Limited partners' per unit share of both net earnings or losses and distributions were computed using the weighted average number of units outstanding during the period and years ended:

      Period from February 1, 1995 (inception) through
        December 31, 1995..........................................            5
      Year ended December 31, 1996.................................      395,685
      Year ended December 31, 1997.................................    1,737,143

      (l)  Reclassifications

      Certain reclassifications, not affecting net earnings, have been made to prior years' amounts in order to conform with the 1997 financial statement presentation.

Note 2.  Transactions with Affiliates

      During the offering period the Partnership paid a managing sales agent fee to TSC of up to 9% of the gross proceeds from the sale of limited partnership units, from which TSC paid commissions to independent participating broker/dealers who participated in the offering. The amount of the managing sales agent fee and the broker/dealers' commissions were determined by the volume of Units sold to each investor by the broker/dealers. These reimbursements, which totaled $1,065 and $2,262 during 1997 and 1996, respectively, were deducted as syndication and offering costs in the determination of net limited partnership contributions. The General Partners or TSC have paid, out of their own corporate funds, all other organization, offering and Unit sales costs incurred by the General Partners or TSC.

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners or TAS an incentive management fee, an equipment management fee and an equipment liquidation fee, as well as reimbursing the General Partners for certain administrative costs. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $148 and $26 of incentive management fees during the years ended December 31, 1997 and 1996, respectively. There were no incentive management fees incurred during the period from February 1, 1995 (inception) through December 31, 1995. No equipment liquidation fees were incurred during the years ended December 31, 1997 and 1996, or the period from February 1, 1995 (inception) to December 31, 1995.

      The Equipment of the Partnership is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is netted in determining the amount due to affiliates. At December 31, 1997 and 1996 no cash balances were held by TEM.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. For the years ended December 31, 1997 and 1996, and the period from February 1, 1995 (inception) through December 31, 1995, these fees totaled $406, $267 and $51. The Partnership's Equipment is leased by TEM to third party lessees on operating master leases, spot leases, full payout net leases and term leases. The majority of the Partnership's leases are operating leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. Total general and administrative costs allocated to the Partnership were $363, $289 and $94 for the years ended December 31, 1997 and 1996 and the period from February 1, 1995 (inception) through December 31, 1995, respectively, of which $197, $155, and $48 were for salaries.

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed Equipment to the total Equipment managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's Equipment to the total Equipment of all limited partnerships managed by TCC. General and administrative costs allocated to the Partnership by TEM were $321, $248, and $77 for the years ended December 31, 1997 and 1996 and the period from February 1, 1995 (inception) through December 31, 1995, respectively. TCC allocated $42, $41, and $17 of general and administrative costs to the Partnership during the same periods.

      The General Partners, or TAS, may acquire Equipment in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such Equipment for the Partnership. The Equipment may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement.

      At December 31, 1997 and 1996, amounts due to affiliates, net, is comprised of:

                                                                 1997       1996
                                                                 ----       ----

      Due from affiliates:
       Due from TSC........................................ $      -       $ 158
                                                                 ----       ----


      Due to affiliates:
       Due to TL...........................................       119         16
       Due to TCC..........................................        22          7
       Due to TEM..........................................        82        172
                                                                 ----       ----

                                                                  223        195
                                                                 ----       ----

      Due to affiliates, net                                $     223      $  37
                                                                 ====       ====

      Included in the amounts due to TL at December 31, 1997 is $29 in loans used to facilitate Equipment purchases. There were no intercompany loans between the Partnership and affiliates at December 31, 1996. All other amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and remittance of net rental revenues by TEM.

      It is the policy of the Partnership and the General Partners to charge interest on intercompany balances arising from the Partnership's acquisition of Equipment which are outstanding for more than one month. Interest is charged to the Partnership at a rate not greater than the General Partners' own cost of funds. There was no interest expense incurred by the Partnership on intercompany Equipment loans during the year ended December 31, 1997. During the year ended December 31, 1996, and the period from February 1, 1995 (inception) through December 31, 1995, the Partnership incurred interest expense of $81 and $31, respectively on intercompany Equipment loans.

Note 3.  Rentals under Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at December 31, 1997. Although the leases are generally cancelable at the end of each twelve-month period with a penalty, the following schedule assumes that the leases will not be terminated.

      Year ending December 31,

      1998.....................................................          $   849
      1999.....................................................               77
      2000.....................................................               34
      2001.....................................................                2
      2002.....................................................                2
                                                                             ---

      Total minimum future rentals receivable..................          $   964
                                                                             ===

Note 4.  Note Payable

      The Partnership had a short-term revolving credit facility (the Facility) with an available limit of $25,000, which expired June 30, 1997, which was used for Equipment purchases. Balances borrowed under the credit facility bore interest at either the Prime Rate (8.25% at December 31, 1996) plus .25%, or LIBOR plus 1.75%, and were secured by all assets of the Partnership. The Partnership paid a commitment fee of 1/2% per annum on the unused portion of the Facility. This fee, as well as the interest on any amounts borrowed, was payable quarterly in arrears. The Facility was repaid in full on March 31, 1997.

      At December 31, 1996, the Partnership had borrowed $8,780 under this Facility to finance Equipment purchases and maintained restricted cash collateral deposits of $991. The cash collateral was held in a market-rate (4.40% at December 31, 1996), interest-bearing checking account. The account was restricted in use and pledged as collateral for the Facility.

Note 5.  Income Taxes

      During the years ended December 31, 1997 and 1996 and the period from February 1, 1995 (inception) through December 31, 1995, there were temporary differences of $7,058, $3,836 and $1,192, respectively, between the financial statement carrying value of certain assets and liabilities and the federal income tax basis of such assets and liabilities. The reconciliation of net income (loss) for financial statement purposes to net loss for federal income tax purposes for the years ended December 31, 1997 and 1996 and the period from February 1, 1995 (inception) through December 31, 1995, is as follows:

                                                                              1997            1996            1995
                                                                              ----            ----            ----
        Net income (loss) per financial statements...................     $  1,649         $  (580)       $   (400)
        Increase in provision for bad debt...........................           59              22              16
        Depreciation for income tax purposes in excess
           of depreciation for financial statement purposes..........       (3,308)         (2,701)         (1,229)
        Gain on sale of fixed assets for federal income tax
           purposes in excess of gain recognized for
           financial statement purposes..............................           25               5               _
        Increase in damage protection plan reserve...................            2              30              20
        Other........................................................            -               -               -
                                                                          --------         -------         -------
        Net loss for federal income tax purposes.....................     $ (1,573)        $(3,224)       $(1,592)
                                                                          ========         =======         =======

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been none.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant has no officers or directors.

As described in the Prospectus, the Registrant's three original general partners were TCC, TEM and TI which comprised the Textainer Group. Effective October 1, 1993, the Textainer Group streamlined its organization by forming a new holding company, Textainer Group Holdings Limited (TGH), and the shareholders of the underlying companies which include the General Partners accepted shares in TGH in exchange for their shares in the individual companies. Textainer Financial Services Corporation (TFS) is the Managing General Partner of the Partnership (prior to its name change on April 4, 1994, TFS was known as Textainer Capital Corporation). TFS is a wholly-owned subsidiary of Textainer Capital Corporation
(TCC) (prior to its name change on April 4,1994, TCC was known as Textainer (Delaware) Inc.). Textainer Equipment Management Limited (TEM) is an Associate General Partner of the Partnership. Textainer Inc. (TI) was an Associate General Partner of the Partnership through September 30, 1993 when it was replaced in that capacity by Textainer Limited (TL), pursuant to a corporate reorganization effective October 1, 1993, which caused TFS, TEM and TL to fall under the common ownership of TGH. (The Managing General Partner and Associate General Partners are collectively referred to as the General Partners). Pursuant to this restructuring, TI has transferred substantially all of its assets including all of its rights and duties as associate general partner to TL. This transfer was effective from October 1, 1993. The end result was that TFS, TEM and TL now serve as General Partners for the Registrant and are wholly-owned or substantially-owned subsidiaries of TGH. The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited
(TAS) is an affiliate of the General Partners, which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale.

TFS,  as  the  Managing  General  Partner,   is  responsible  for  managing  the
administration and operation of the Registrant, and for the formulation and administration of investment policies.

TEM, an Associate General Partner, manages all aspects of the operation of the Registrant's Equipment.

TL, an Associate General Partner, owns a fleet of container rental Equipment which is managed by TEM. TL provides advice to the Partnership regarding negotiations with financial institutions, manufacturers and Equipment owners, and regarding the terms upon which particular items of Equipment are acquired.

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

      Based solely on a review of the copies of such forms furnished to the Partnership or on written representations that no forms were required to be filed, the Partnership believes that with respect to its most recent fiscal year ended December 31, 1997, all Section 16(a) filing requirements were complied with (except that Robert D. Pedersen, a newly appointed director of TEM, filed his initial statement of beneficial interest on Form 3 late, which Form was filed on Form 5). No member of management or beneficial owner owned more than 10 percent of any interest in the Partnership. None of the individuals subject to section 16 (a), including Mr. Pedersen, failed to file or filed late any reports of transactions in the Units.

The directors and executive officers of the General Partners are as follows:

Name                             Age    Position

Neil I. Jowell                    64    Director and Chairman of TGH, TEM, TL, TCC and TFS
James E. Hoelter                  58    President and CEO of TGH and TL, Director of TGH, TEM, TL, TCC, TFS and TSC
John A. Maccarone                 53    President  and CEO of TEM and TSC, Vice  President of TGH,  Director of TGH,
                                        TEM, TL, TCC, TFS and TSC
John R. Rhodes                    48    Executive  Vice  President,  CFO, and Secretary of TGH, TEM, TL, TCC and TFS
                                        and Director of  TEM, TCC and TFS
Alex M. Brown                     59    Director of TGH, TEM, TL, TCC, TFS and TSC
Harold J. Samson                  76    Director of TGH, TL and TSC
Philip K. Brewer                  41    President of TCC and TFS,  Senior Vice  President - Capital  Markets
                                        for TGH and TL
Robert D. Pedersen                39    Senior Vice President - Marketing for TEM, Director of TEM
Anthony C. Sowry                  45    Vice President - Operations and Acquisitions for TEM
Jens W. Palludan                  47    Regional Vice President - Americas/Africa/Australia for TEM
Wolfgang Geyer                    44    Regional Vice President - Europe/Middle East/Persian Gulf for TEM
Mak Wing Sing                     40    Regional Vice President - South Asia for TEM
Masanori Sagara                   42    Regional Vice President - North Asia for TEM
Stefan Mackula                    45    Vice President - Equipment Resale for TEM
Ernest J. Furtado                 42    Vice  President,  Finance and  Assistant  Secretary of TGH, TL, TEM, TCC and
                                        TFS, Director of TCC and TFS
Richard G. Murphy                 45    Vice President - Risk Management for TEM
Janet S. Ruggero                  49    Vice President - Administration and Marketing Services for TEM
Adnan Z. Abou Ayyash              53    Director of TGH and TL
Isam K. Kabbani                   63    Director of TGH and TL
S. Arthur Morris                  64    Director of TGH, TEM and TL
Dudley R. Cottingham              46    Assistant Secretary, Vice President and Director of TGH, TEM and TL
Cara D. Smith                     35    Member of Investment Advisory Committee
Nadine Forsman                    30    Controller of TCC, TFS and TSC

          Neil I. Jowell is Director and Chairman of TGH, TEM, TL, TCC and TFS and a member of the Investment Advisory Committee (see "Committees" below). He has served on the Board of Trencor Ltd. since 1966 and as Chairman since 1973. He is also a director of Mobile Industries, Ltd. (1969 to present), an Affiliate of Trencor, and a non-executive director of Forward Corporation Ltd. (1993 to present). Trencor is a publicly traded diversified industrial group listed on the Johannesburg Stock Exchange. Its business is the leasing, owning, managing and financing of marine cargo containers worldwide and the manufacture and export of containers for international markets. In South Africa, it is engaged in manufacturing, transport, trading and exports of general commodities. Trencor also has an interest in Forward Corporation Ltd., a publicly traded holding company listed on the Johannesburg Stock Exchange. It has interests in industrial and consumer businesses operating in South Africa and abroad. Mr. Jowell became affiliated with the General Partners and its affiliates when Trencor became, through its beneficial ownership in two controlled companies, a major shareholder of the Textainer Group in 1992. Mr. Jowell has over 36 years' experience in the transportation industry. He holds an M.B.A. degree from Columbia University and a B.Com.L.L.B. from the University of Cape Town.

          James E. Hoelter is President and Chief Executive Officer of TGH and TL, and a director of TGH, TEM, TL, TCC, TFS and TSC. As President and Chief
Executive Officer of TGH, Mr. Hoelter is responsible for overseeing the management of, and coordinating the activities of, TEM, TL, TCC and TFS. In addition, Mr. Hoelter is Chairman of the Credit Committee, the Investment Advisory Committee and the Equipment Investment Committee (see "Committees", below). Prior to joining the Textainer Group in 1987, Mr. Hoelter was president of Intermodal Equipment Associates ("IEA"), a marine container leasing company based in San Francisco. Mr. Hoelter co-founded IEA in 1978 and was president from inception until 1987. From 1976 to 1978, Mr. Hoelter was vice president for Trans Ocean Ltd., San Francisco, a marine container leasing company, where he was responsible for North America. From 1971 to 1976, he worked for Itel Corporation, San Francisco, where he was director of financial leasing for the container division. Mr. Hoelter received his B.B.A. in finance from the University of Wisconsin, where he currently serves as a member of its Business School's Dean's Advisory Board, and his M.B.A.from the Harvard Graduate School of Business Administration.

          John A. Maccarone is President and CEO of TEM and TSC, Vice President of TGH and a director of TGH, TEM, TL, TCC, TFS and TSC. In this capacity he is responsible for the performance of TEM's worldwide fleet of marine cargo containers. Additionally, he is a member of the Equipment Investment Committee, the Credit Committee and the Investment Advisory Committee (see "Committees", below). Mr. Maccarone was instrumental in co-founding IEA with Mr. Hoelter and held a variety of executive positions with IEA from 1979 until 1987, when he joined the Textainer Group. Mr. Maccarone was previously a Director of Marketing for Trans Ocean Leasing Corporation in Hong Kong with responsibility for all leasing activities in Southeast Asia. From 1969 to 1977, Mr. Maccarone was a marketing representative for IBM Corporation. He holds a B.S. degree in Engineering Management from Boston University and an M.B.A. from Loyola University of Chicago.

          John R. Rhodes is Executive Vice President, Chief Financial Officer and Secretary of TGH, TEM, TL, TCC and TFS and a director of TEM, TCC and TFS. In this capacity he is responsible for all accounting, financial management, and reporting functions for the Textainer Group. He is also a member of the Credit Committee, the Equipment Investment Committee and Investment Advisory Committee (see "Committees", below). Prior to joining Textainer in November 1987, Mr. Rhodes was Vice President of Finance for Greenbrier Capital Corporation in San Francisco, a trailer leasing and management company, from 1986 to 1987; from 1981 to 1985, he was employed by Gelco Rail Services, an intermodal refrigerated trailer company in San Francisco, first in the capacity of Vice President and Controller and then as Senior Vice President and General Manager. Mr. Rhodes' earlier business affiliations include serving as Vice President and General Manager of Itel Capital Corporation and as senior accountant with Arthur Andersen & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.A. in economics from Stanford University and an M.B.A. in accounting from Golden Gate University.

          Alex M. Brown is a director of TGH, TEM, TL, TCC, TFS and TSC. Additionally, he is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Mr. Brown is also a director of Trencor Ltd. (1996 to present) and Forward Corporation (1997 to present). Both companies are publicly traded and are listed on the Johannesburg Stock Exchange. Mr. Brown became affiliated with the Textainer Group in April 1986. From 1987 until 1993, he was President and Chief Executive Officer of Textainer, Inc. and the Chairman of the Textainer Group. Mr. Brown was the managing director of Cross County Leasing in England from 1984 until it was acquired by Textainer in 1986. From 1993 to 1997, Mr. Brown was Chief Executive Officer of AAF, a company affiliated with Trencor Ltd. Mr. Brown was also Chairman of WACO International Corporation, based in Cleveland, Ohio until 1997.

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

          Philip K. Brewer is President of TCC and TFS and is Senior Vice President Capital Markets for TGH and TL. As President of TCC, Mr. Brewer is responsible for overseeing the management of, and coordinating the activities of TCC and TFS. As Senior Vice President, he is responsible for optimizing the capital structure of and identifying new sources of finance for Textainer. Mr. Brewer is a member of the Credit Committee, the Investment Advisory Committee and the Equipment Investment Committee (see "Committees" below). Prior to joining Textainer in 1996, Mr. Brewer worked at Bankers Trust from 1990 to 1996, starting as a Vice President in Corporate Finance and ending as Managing
Director and Country Manager for Indonesia; from 1989 to 1990, he was Vice President in Corporate Finance at Jarding Fleming; from 1987 to 1989, he was Capital Markets Advisor to the United States Agency for International Development; and from 1984 to 1987 he was an Associate with Drexel Burnham Lambert in New York. Mr. Brewer holds an M.B.A. in Finance from the Graduate School of Business at Columbia University, and a B.A. in Economics and Political Science from Colgate University.

          Robert D. Pedersen is Senior Vice President - Marketing for TEM and a Director of TEM, responsible for worldwide sales and marketing related activities. Mr. Pedersen is a member of the Equipment Investment Committee and the Credit Committee (see "Committees" below). He joined TEM in 1991 as Regional Vice President for the Americas Region. Mr. Pedersen has extensive experience in the industry having held a variety of positions with Maersk Line, a container shipping line (from 1978 to 1984), XTRA, a container lessor (1985 to 1988) and Klinge Cool, a manufacturer of refrigerated container cooling units (1989 to 1991), where he was worldwide sales and marketing director. Mr. Pedersen is a graduate of the A.P. Moller shipping and transportation program and Merkonom Business School in Copenhagen, majoring in Company Organization.

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

          Jens W. Palludan is based in Hackensack, New Jersey and is Regional Vice President - Americas/Africa/Australia for TEM, responsible for coordinating all leasing activities in North and South America, Africa and Australia/New Zealand. Mr. Palludan spent his career from 1969 through 1992 with Maersk Line of Copenhagen, Denmark in a variety of key management positions in both Denmark and overseas. Prior to joining TEM in 1993 Mr. Palludan was General Manager, Equipment and Terminals, where he was responsible for a fleet of over 200,000 TEUs. Mr. Palludan holds an M.B.A. from the Centre European D'Education Permanente, Fontainebleau, France.

         Wolfgang Geyer is based in Hamburg, Germany and is Regional Vice President - Europe/ Middle East/ Persian Gulf for TEM, responsible for coordinating all leasing activities in these areas of operation. Mr. Geyer joined Textainer in 1993 and was the Marketing Director in Hamburg through July 1997. Mr. Geyer most recently was the Senior Vice President, for Clou Container Leasing, responsible for Clou's leasing activities on a worldwide basis. Mr. Geyer work for Clou from 1991 to 1993. Mr. Geyer spent the remainder of his leasing career, 1975 through 1991, with Itel Container, during which time he held numerous positions in both operations and marketing within the company.

          Mak Wing Sing is based in Singapore and is the Regional Vice President
- South Asia for TEM, responsible for container leasing activities in North/Central People's Republic of China, Hong Kong and South China (PRC), and Southeast Asia. Mr. Mak most recently was the Regional Manager, Southeast Asia, for Trans Ocean Leasing, working there from 1994 to 1996. From 1987 to 1994, Mr. Mak worked with Tiphook as their Regional General Manager, and with OOCL from 1976 to 1987 in a variety of positions, most recently as their Logistics Operations Manager.

          Masanori Sagara is based in Yokohama, Japan and is the Regional Vice President - North Asia for TEM, responsible for Textainer's marketing activities in Japan, Korea, and Taiwan. Mr. Sagara joined Textainer in 1990 and was the company's Marketing Director in Japan through 1996. From 1987 to 1990, he was the Marketing Manager with IEA. Mr. Sagara's other experience in the container leasing business includes marketing management at Genstar from 1984 to 1987 and various container operations positions with Thoresen & Company from 1979 to 1984. Mr. Sagara holds a Bachelor of Science degree in Economics from Aoyama Bakuin University.

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

          Ernest J. Furtado is Vice President, Finance and Assistant Secretary of TGH, TL, TEM, TCC and TFS and a Director of TCC and TFS, in which capacity he is responsible for all accounting, financial management, and reporting functions for TGH, TL, TEM, TCC and TFS. Additionally, he is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Prior to joining Textainer in May 1991, Mr. Furtado was Controller for Itel Instant Space and manager of accounting for Itel Containers International Corporation, both in San Francisco, from 1984 to 1991. Mr. Furtado's earlier business affiliations include serving as audit manager for Wells Fargo Bank and as senior accountant with John F. Forbes & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.S. in business administration from the University of California at Berkeley and an M.B.A. in information systems from Golden Gate University.

          Richard G. Murphy is Vice President, Risk Management for TEM. Mr. Murphy is responsible for all credit and risk management functions for TEM and supervises the administrative aspects of Equipment acquisitions. He is a member of and acts as secretary to the Credit and Equipment Investment Committees (see "Committees", below). He previously served as TEM's Director of Credit and Risk Management from 1989 to 1991 and as Controller from 1988 to 1989. Prior to the takeover of the management of the Interocean Leasing Ltd. fleet by TEM in 1988, Mr. Murphy held various positions in the accounting and financial areas with that company from 1980, acting as Chief Financial Officer from 1984 to 1988. Prior to 1980, he held various positions with firms of public accountants in the U.K. Mr. Murphy is an Associate of the Institute of Chartered Accountants in England and Wales and holds a Bachelor of Commerce degree from the National University of Ireland.

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

          Dr. Adnan Z. Abou Ayyash is a director of TGH and TL. Since 1 974 he has been General Manager and Chief Executive Officer of one of the largest firms of consulting engineers in Saudi Arabia, Rashid Engineering. Dr. Adnan Abou Ayyash holds a B.S. degree in Civil Engineering from the American University of Beirut, as well as M.S. and Ph.D. degrees in Civil Engineering from the University of Texas.

          Sheikh Isam K. Kabbani is a director of TGH and TL. He is Chairman and principal stockholder of the IKK Group, Jeddah, Saudi Arabia, a manufacturing and trading group which is active both in Saudi Arabia and internationally. In 1959 Sheikh Isam Kabbani joined the Saudi Arabian Ministry of Foreign Affairs, and in 1960 moved to the Ministry of Petroleum for a period of ten years. During this time he was seconded to the Organization of Petroleum Exporting Countries
(OPEC). After a period as Chief Economist of OPEC, in 1967 he became the Saudi Arabian member of OPEC's Board of Governors. In 1970 he left the ministry of Petroleum to establish his own business, the National Marketing Group, which has been his principal business activity for the past 18 years. Sheikh Kabbani holds a B.A. degree from Swarthmore College, Pennsylvania, and an M.A. degree in Economics and International Relations from Columbia University.

          S. Arthur Morris is a director of TGH, TEM and TL. He is a founding partner in the firm of Morris and Kempe, Chartered Accountants (1962-1977) and currently functions as a correspondent member of a number of international accounting firms through his firm Arthur Morris and Company (1978 to date). He is also President and director of Continental Management Limited (1977 to date). Continental Management Limited is a Bermuda corporation that provides corporate representation, administration and management services and corporate and individual trust administration services. Mr. Morris has over 30 years experience in public accounting and serves on numerous business and charitable organizations in the Cayman Islands and Turks and Caicos Islands. Mr.
Morris became a director of TL and TGH in 1993, and TEM in 1994.

          Dudley R. Cottingham is Assistant Secretary, Vice President and a director of TGH, TEM and TL. He is a partner with Arthur Morris and Company (1977 to date) and a Vice President and director of Continental Management Limited (1978 to date), both in the Cayman Islands and Turks and Caicos Islands. Continental Management Limited is a Bermuda corporation that provides corporate representation, administration and management services and corporate and individual trust administration services. Mr. Cottingham has over 20 years experience in public accounting with responsibility for a variety of international and local clients. Mr. Cottingham became a director of TL and TGH in 1993, and TEM in 1994.

          Cara D. Smith is a member of the Investment Advisory Committee (see "Committees", below). Ms. Smith was the President and Chief Executive Officer of TSC through June 1997 and a director of TCC and TFS through August 1997. Ms. Smith joined Textainer in 1992, and prior to 1996, was Vice President of Marketing. Ms. Smith has worked in the securities industry for the past 13 years. Ms. Smith's extensive experience ranges from compliance and investor relations to administration and marketing of equipment leasing, multi-family housing and tax credit investment programs. She holds five securities licenses and is a registered principal. Ms. Smith is also a member of the International Association of Financial Planners.

         Nadine Forsman is the Controller of TCC, TFS and TSC. In this capacity she is responsible for accounting, financial management and reporting functions for TCC, TFS and TSC as well as overseeing all communications with the Limited Partners and as such, supervises personnel in performing this function. She is a member of the Equipment Investment Committee and the Investment Advisory Committee (See "Committees" below). Prior to joining Textainer in August 1996, Ms. Forsman was employed by KPMG Peat Marwick LLP, holding various positions, the most recent of which was manager, from 1990 to 1996. Ms. Forsman holds a B.S. in Accounting and Finance from San Francisco State University and holds a financial and operations principal securities license.

Committees

          The Managing General Partner has established the following three committees to facilitate decisions involving credit and organizational matters, negotiations, documentation, management and final disposition of Equipment for the Partnership and for other programs organized by the Textainer Group:

          Equipment Investment Committee. The Equipment Investment Committee will review the Equipment leasing programs of the Partnership on a regular basis with emphasis on matters involving Equipment purchases, the Equipment mix in the Partnership's portfolio, Equipment remarketing issues, and decisions regarding ultimate disposition of Equipment. The members of the committee are James E. Hoelter (Chairman), John A. Maccarone, John R. Rhodes, Anthony C. Sowry, Richard
G. Murphy (Secretary), Alex M. Brown, Philip K. Brewer, Robert D. Pedersen, Ernest J. Furtado and Nadine Forsman.

          Credit Committee. The Credit Committee will establish credit limits for every lessee and potential lessee of Equipment and periodically review these limits. In setting such limits, the Credit Committee will consider such factors as customer trade routes, country, political risk, operational history, credit references, credit agency analyses, financial statements, and other information. The members of the Credit Committee are James E. Hoelter (Chairman), John A. Maccarone, Richard G. Murphy (Secretary), Janet S. Ruggero, John R. Rhodes, Anthony C. Sowry, Philip K. Brewer and Robert D. Pedersen.

          Investment Advisory Committee. The Investment Advisory Committee will review investor program operations on at least a quarterly basis, emphasizing matters related to cash distributions to investors, cash flow management, portfolio management, and liquidation. The Investment Advisory Committee is organized with a view to applying an interdisciplinary approach, involving management, financial, legal and marketing expertise, to the analysis of investor program operations. The members of the Investment Advisory Committee are James E. Hoelter (Chairman), John A. Maccarone, Cara D. Smith, Ernest J. Furtado (Secretary), Philip K. Brewer, John R. Rhodes, Nadine Forsman, Harold J. Samson, Alex M. Brown and Neil I. Jowell.


ITEM 11 - EXECUTIVE COMPENSATION

The Registrant has no executive officers and does not reimburse TFS, TEM or TL for the remuneration payable to their executive officers. For information regarding reimbursements made by the Registrant to the General Partners, see
Note 2 of the Financial Statements.

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

        Inapplicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)     Transactions with Management and Others.

                             (Amounts in thousands)


        At December 31, 1997 and 1996, amounts due to affiliates, net, is comprised of:

                                                                 1997       1996
                                                                 ----       ----

        Due from affiliates:
         Due from TSC........................................  $    -     $  158
                                                                -----      -----


        Due to affiliates:
         Due to TL...........................................     119         16
         Due to TCC..........................................      22          7
         Due to TEM..........................................      82        172
                                                                -----      -----
                                                                  223        195
                                                                -----      -----

        Due to affiliates, net                                 $  223     $   37
                                                                =====      =====

      Included in the amounts due to TL at December 31, 1997 is $29 in loans used to facilitate Equipment purchases. All other amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees or in the accrual and remittance of net rental revenues by TEM.

      It is the policy of the Partnership and the General Partners to charge interest on intercompany balances arising from the Partnership's acquisition of Equipment which are outstanding for more than one month. Interest is charged to the Partnership at a rate not greater than the General Partners' own cost of funds. There was no interest expense incurred by the Partnership on intercompany Equipment loans during the year ended December 31, 1997. During the year ended December 31, 1996, and the period from February 1, 1995 (inception) through December 31, 1995, the Partnership incurred interest expense of $81 and $31, respectively on intercompany Equipment loans.

      In addition, the Registrant paid or will pay the following amounts to the General Partners:

         Management fees in connection with the operations of the Registrant:

                                               1997           1996          1995
                                               ----           ----          ----

               TEM..................         $  554         $ 293          $  51
                                               ====           ===           ====


         Reimbursement for administrative costs in connection to the operations of the Registrant:

                                               1997           1996          1995
                                               ----           ----          ----

                TCC..................      $      42        $   41         $  17
                TEM..................            321           248            77
                                               -----           ---          ----
                Total................       $    363         $ 289         $  94
                                               =====         =====         =====

(b)      Certain Business Relationships.

         Inapplicable.

(c)      Indebtedness of Management

         Inapplicable.

(d)      Transactions with Promoters

         Inapplicable.

See the "Management" and the "Compensation of Affiliates" sections of the Registrant's Prospectus, as supplemented, and the Notes to the Financial Statements in Item 8.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Audited  financial statements of the Registrant for  the  year ended December 31, 1997 are contained in Item 8 of this Report.

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

(b) During the year ended 1997, no reports on Form 8-K have been filed by the Registrant.

             Independent Auditors' Report on Supplementary Schedule







The Partners
Textainer Equipment Income Fund VI, L.P.:

Under the date of February 18, 1998, we reported on the balance sheets of Textainer Equipment Income Fund VI, L.P. (the Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit) and cash flows for each of the years in the two-year period ended December 31, 1997 and the period from February 1, 1995 (inception) to December 31, 1995, which are included in the 1997 annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                              KPMG Peat Marwick LLP


San Francisco, California
February 18, 1998

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A California Limited Partnership)

                 Schedule II - Valuation and Qualifying Accounts
                             (Amounts in thousands)


                                                              Charged                                            Balance
                                         Balance at           to Costs           Charged                         at End
                                          Beginning             and              to Other                          of
                                          of Period           Expenses           Accounts        Deduction       Period

For the year ended December 31, 1997:

   Allowance for doubtful accounts      $        38          $      60         $        -       $      (1)      $     97
                                            -------             ------            -------           ------         -----

   Recovery cost reserve                $        18          $      77         $        -       $     (61)      $     34
                                            -------             ------            -------           ------         -----

   Damage protection plan reserve       $        77          $      81         $        -       $     (79)      $     79
                                            -------             ------            -------           ------         -----


For the year ended December 31, 1996:

   Allowance for doubtful accounts      $        16          $      16         $        6       $        -      $     38
                                            -------             ------            -------           ------         -----

   Recovery cost reserve                $         1          $      61         $        -       $     (44)      $     18
                                            -------             ------            -------           ------         -----

   Damage protection plan reserve       $        47          $      60         $        -       $     (30)      $     77
                                            -------             ------            -------           ------         -----


For the period from February 1, 1995 (inception) through December 31, 1995:

   Allowance for doubtful accounts      $         -          $      16         $        -       $        -      $     16
                                            -------             ------            -------          -------         -----

   Recovery cost reserve                $         -          $      14         $        -       $     (13)      $      1
                                            -------             ------            -------          -------         -----

   Damage protection plan reserve       $         -          $      20         $       27       $        -      $     47
                                            -------             ------            -------          -------         -----

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

                                        TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                                        A California Limited Partnership

                                        By Textainer Capital Corporation
                                        The Managing General Partner

                                        By___________________________
                                           John R. Rhodes
                                           Executive Vice President

Date:  March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                         Title                                        Date



___________________________                       Executive Vice President                     March 26, 1998
John R. Rhodes                                    (Principal Financial and
                                                  Accounting Officer) and
                                                  Secretary


___________________________                       President (Principal Executive               March 26, 1998
Philip K. Brewer                                  Officer)


___________________________                       Vice President, Finance                      March 26, 1998
Ernest J. Furtado                                 Assistant Secretary and Director


___________________________                       Director                                     March 26, 1998
James E. Hoelter


___________________________                       Director                                     March 26, 1998
John A. Maccarone



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

                                    TEXTAINER EQUIPMENT MANAGEMENT FUND VI, L.P.
                                    A California Limited Partnership

                                    By Textainer Capital Corporation
                                    The Managing General Partner

                                    By /s/John R. Rhodes
                                      ___________________________
                                        John R. Rhodes
                                        Executive Vice President

Date: March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                         Title                                        Date


/s/John R. Rhodes                                 Executive Vice President                     March 26, 1998
___________________________
John R. Rhodes                                    (Principal Financial and
                                                  Accounting Officer) and
                                                  Secretary

/s/Philip K. Brewer                               President (Principal Executive               March 26, 1998
___________________________                       Officer)
Philip K. Brewer


/s/Ernest J. Furtado                              Vice President, Finance                      March 26, 1998
___________________________                       Assistant Secretary and Director
Ernest J. Furtado


/s/James E. Hoelter                               Director                                     March 26, 1998
___________________________
James E. Hoelter


/s/John A. Maccarone                              Director                                     March 26, 1998
___________________________
John A. Maccarone

