Form 10-Q
period 1998-03-31
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 1998-05-15
CIK 1003638

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 14, 1998


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

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


                  For the quarterly period ended March 31, 1998


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

                      Quarterly Report on Form 10Q for the
                          Quarter Ended March 31, 1998

                                Table of Contents

                                                                                                               Page

Item 1.  Financial Statements
         Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997................................        3

         Statements of Earnings for the three months
         ended March 31, 1998 and 1997 (unaudited)........................................................        4

         Statements of Partners' Capital for the three months
         ended March 31, 1998 and 1997 (unaudited)........................................................        5

         Statements of Cash Flows for the three months
         ended March 31, 1998 and 1997 (unaudited)........................................................        6

         Notes to Financial Statements (unaudited)........................................................        8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................................................       12





                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (a California Limited Partnership)

                                 Balance Sheets

                      March 31, 1998 and December 31, 1997
                             (Amounts in thousands)

                                                                        1998                   1997
                                                                   ----------------       ----------------
                                                                     (unaudited)
Assets
Container rental equipment, net of accumulated
     depreciation of $4,393 (1997:  $3,898)                               $ 28,912               $ 29,451
Cash                                                                           282                    111
Accounts receivable, net of allowance
     for doubtful accounts of $150 (1997:  $97)                              1,134                  1,399
Prepaid expenses                                                                58                     56
                                                                   ----------------       ----------------

                                                                          $ 30,386               $ 31,017
                                                                   ================       ================

Liabilities and Partners' Capital
Liabilities:
     Accounts payable                                                     $    149               $    116
     Accrued liabilities                                                        80                     95
     Accrued recovery costs (note 2)                                            39                     34
     Accrued damage protection plan costs (note 3)                              84                     79
     Due to affiliates, net (note 5)                                            25                    223
     Deferred quarterly distributions                                           56                     58
                                                                   ----------------       ----------------

          Total liabilities                                                    433                    605
                                                                   ----------------       ----------------

Partners' capital:
     General partners                                                         (730)                  (682)
     Limited partners                                                       30,683                 31,094
                                                                   ----------------       ----------------

          Total partners' capital                                           29,953                 30,412
                                                                   ----------------       ----------------

                                                                          $ 30,386               $ 31,017
                                                                   ================       ================

See accompanying notes to financial statements


                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (a California Limited Partnership)

                             Statements of Earnings

               For the three months ended March 31, 1998 and 1997
           (Amounts in thousands except for unit and per unit amounts)
                                   (unaudited)


                                                                       1998                  1997
                                                                 ----------------      ----------------
Rental income                                                         $    1,625            $    1,299
                                                                 ----------------      ----------------
Costs and expenses:
    Direct container expenses                                                348                   250
    Bad debt expense                                                          53                     6
    Depreciation                                                             500                   444
    Professional fees                                                          9                    10
    Management fees to affiliates (note 5)                                   152                   124
    General administrative costs to affiliates (note 5)                      102                    91
    Other general and administrative costs                                    13                    13
                                                                 ----------------      ----------------

                                                                           1,177                   938
                                                                 ----------------      ----------------

    Income from operations                                                   448                   361
                                                                 ----------------      ----------------

Other income (expense):
    Interest income (expense), net                                             3                   (94)
    Gain on sale of containers                                                14                    30
                                                                 ----------------      ----------------

                                                                              17                   (64)
                                                                 ----------------      ----------------

    Net earnings                                                      $      465            $      297
                                                                 ================      ================

Allocation of net earnings (note 5):
    General partners                                                  $       44            $       28
    Limited partners                                                         421                   269
                                                                 ----------------      ----------------

                                                                      $      465            $      297
                                                                 ================      ================

Limited partners' per unit share of
    net earnings                                                      $     0.23            $     0.17
                                                                 ================      ================

Limited partners' per unit share
    of distributions                                                  $     0.45            $     0.41
                                                                 ================      ================

Weighted average number of limited
    partnership units outstanding                                      1,848,397             1,548,842
                                                                 ================      ================

See accompanying notes to financial statements


                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (a California Limited Partnership)

                         Statements of Partners' Capital

               For the three months ended March 31, 1998 and 1997
                             (Amounts in thousands)
                                   (unaudited)

                                                                                   Partners' Capital
                                                                ---------------------------------------------------------
                                                                 General              Limited                  Total
                                                                -----------        ---------------         --------------
Balances at January 1, 1997                                         $ (499)              $ 21,930               $ 21,431

Proceeds from sale of limited partnership units                          -                  9,520                  9,520

Syndication and offering costs                                           -                   (857)                  (857)

Distributions                                                          (70)                  (633)                  (703)

Net earnings                                                            28                    269                    297
                                                                -----------        ---------------         --------------

Balances at March 31, 1997                                          $ (541)              $ 30,229               $ 29,688
                                                                ===========        ===============         ==============

Balances at January 1, 1998                                         $ (682)              $ 31,094               $ 30,412

Distributions                                                          (92)                  (832)                  (924)

Net earnings                                                            44                    421                    465
                                                                -----------        ---------------         --------------

Balances at March 31, 1998                                          $ (730)              $ 30,683               $ 29,953
                                                                ===========        ===============         ==============


See accompanying notes to financial statements


                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (a California Limited Partnership)

                            Statements of Cash Flows

               For the three months ended March 31, 1998 and 1997
                             (Amounts in thousands)
                                   (unaudited)

                                                                            1998                    1997
                                                                       ----------------        ---------------
Cash flows from operating activities:
   Net earnings                                                         $         465           $        297
   Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation                                                             500                    444
         Increase in allowance for doubtful accounts                               53                      6
         Gain on sale of containers                                               (14)                   (30)
         Changes in assets and liabilities:
             Decrease (increase) in accounts receivable                           212                   (282)
             (Increase) decrease in prepaid expenses                               (2)                     9
             Increase in accounts payable and accrued liabilities                  18                      6
             Increase in accrued recovery costs                                     5                      3
             Increase in accrued damage protection plan costs                       5                      5
             Decrease in due to affiliates, net                                  (100)                   (43)
                                                                       ----------------        ---------------

             Net cash provided by operating activities                          1,142                    415
                                                                       ----------------        ---------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                28                     77
   Container purchases                                                             (4)                  (114)
   Cash collateral deposit                                                          -                    985
                                                                       ----------------        ---------------

             Net cash provided by investing activities                             24                    948
                                                                       ----------------        ---------------

Cash flows from financing activities:
   Proceeds from sale of limited partnership units                                  -                  9,606
   Distributions to partners                                                     (966)                  (674)
   Syndication and offering costs                                                   -                   (857)
   Repayments under revolving credit line                                           -                 (8,780)
   Repayments of  borrowings from affiliates                                      (29)                     -
   Cash collateral deposit                                                          -                      6
                                                                       ----------------        ---------------

              Net cash used in financing activities                              (995)                  (699)
                                                                       ----------------        ---------------

Net increase in cash                                                              171                    664

Cash at beginning of period                                                       111                  1,051
                                                                       ----------------        ---------------

Cash at end of period                                                   $         282           $      1,715
                                                                       ================        ===============

Interest paid during the period                                         $           1           $        113
                                                                       ================        ===============

See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A California Limited Partnership)

                       Statements of Cash Flows--Continued

               For the three months ended March 31, 1998 and 1997
                             (Amounts in thousands)
                                   (unaudited)

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, proceeds from sale of limited partnership units, proceeds from sale of containers and distributions to partners which had not been paid or received by the Partnership as of March 31, 1998 and 1997, and December 31, 1997 and 1996, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1998 and 1997.

                                                                          Mar. 31     Dec. 31    Mar. 31     Dec. 31
                                                                             1998        1997       1997        1996
                                                                          -------     -------    -------     -------
Container purchases included in:
     Due to affiliates.................................................  $      -    $      1   $      -    $      2
     Container purchases payable.......................................         -           -         34          24

Proceeds from sale of limited partnership units included in:
     Accounts receivable...............................................         -           -         51         137

Proceeds from sale of containers included in:
     Due from affiliates...............................................        41          13          1           1

Distributions to partners included in:
     Due to affiliates.................................................        51          91         26          16
     Deferred quarterly distributions..................................        56          58         41          22

The following table summarizes the amounts of container purchases, sale of limited partnership units, proceeds from sale of containers, distributions to partners, and syndication and offering costs recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month period ended March 31, 1998 and 1997.

                                                                                         1998          1997
                                                                                         ----          ----

Container purchases recorded................................................         $      3       $   122
Container purchases paid....................................................                4           114

Proceeds from sale of limited partnership units recorded....................                -         9,520
Proceeds from sale of limited partnership units received....................                -         9,606

Proceeds from sale of containers recorded...................................               56            77
Proceeds from sale of containers received...................................               28            77

Distributions to partners declared..........................................              924           703
Distributions to partners paid..............................................              966           674

See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                       (A California Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1998
           (Amounts in thousands except for unit and per unit amounts)
                                   (unaudited)

Note 1.  General

        Textainer Equipment Income Fund VI, L.P. (the Partnership), a California Limited Partnership with a maximum life of 21 years, was founded in 1995. The Partnership owns and leases a fleet of intermodal marine cargo containers which are leased to international shipping lines.

        The accompanying interim financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1998 and December 31, 1997, and the results of its operations, changes in partners' capital, and cash flows for the three-month periods ended March 31, 1998 and 1997, have been made.

        The financial information presented herein should be read in conjunction with the audited financial statements and the accompanying Notes included in the Partnership's audited financial statements as of December 31, 1997 in the Annual Report filed on Form 10K.

        Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Certain reclassifications  not  affecting net earnings have been made to
        prior   year   amounts  to  conform   with   1998   financial  statement
        presentation.

Note 2.  Recovery Costs

        The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At March 31, 1998 and December 31, 1997, the amounts accrued were $39 and $34, respectively.

Note 3.  Damage Protection Plan

        The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. DPP expenses are included in direct container expenses on the Statements of Earnings and the related reserve at March 31, 1998 and December 31, 1997 was $84 and $79, respectively.

Note 4.  Acquisition of Containers

        During  the  three-month  periods  ended  March 31,  1998 and 1997,  the
        Partnership   purchased   containers   with  a  cost  of  $3  and  $122,
        respectively.

Note 5.  Transactions with Affiliates

        Textainer Capital Corporation (TCC) is the managing general partner, and Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are the associate general partners of the Partnership. The managing general partner and associate general partners are collectively referred to as the General Partners. The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of containers outside the United States on behalf of the Partnership. TCC, TEM, TL and TAS are subsidiaries of Textainer Group Holdings Limited (TGH). The General Partners manage and control the affairs of the Partnership.

        In accordance with the Partnership Agreement, and subject to special allocations described therein, net earnings or losses and partnership distributions are generally allocated 9.5% to the General Partners and 90.5% to the Limited Partners. Items of income and gain are specially allocated to the General Partners to the extent their capital accounts' show a deficit.

        As part of the operation of the Partnership, the Partnership is to pay to the General Partners an incentive management fee, an equipment management fee and an equipment liquidation fee, as well as reimbursing the General Partners for certain administrative costs. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $38 and $33 of incentive management fees during the three-month periods ended March 31, 1998 and 1997, respectively. No equipment liquidation fees were incurred in either period.

        The container fleet of the Partnership is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due to affiliates, net at March 31, 1998 and December 31, 1997.

        Subject to certain reductions, TEM receives a monthly Equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $114 and $91 for the three-month periods ended March 31, 1998 and 1997. The container fleet is leased by TEM to third-party lessees on operating master leases, spot leases and term leases. The majority are operating master leases with limited terms and no purchase options.

        Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. Total general and administrative costs allocated to the Partnership were $102 and $91 for the three-month periods ended March 31, 1998 and 1997, respectively, of which $49 and $46 were for salaries.

        TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TCC. General and administrative costs allocated to the Partnership by TEM were $93 and $80 for the three-month periods ended March 31, 1998 and 1997, respectively. TCC allocated $9 and $11 of general and administrative costs to the Partnership during the same periods.

        The General Partners or TAS may acquire containers in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such containers for the Partnership. The containers may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement.


        As of March 31, 1998 and December 31, 1997, due to affiliates, net, was comprised of:

                                                               1998        1997
                                                               ----        ----
        Due from affiliates:
         Due from TEM.......................................  $ 173    $      -
                                                               ----       -----


        Due to affiliates:
         Due to TEM.........................................      -          82
         Due to TL..........................................    153         119
         Due to TCC.........................................     45          22
                                                               ----       -----
                                                                198         223
                                                               ----       -----

        Due to affiliates, net                               $   25       $ 223
                                                               ====       =====

        Included in the amount due to TL at December 31, 1997 was $29 in loans used to facilitate the purchase of containers. This amount was repaid in full on March 31, 1998. There were no borrowings from affiliates outstanding at March 31, 1998. All other amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or the accrual and remittance of net rental revenues by TEM.

        It is the policy of the Partnership and the General Partners to charge interest on amounts due to General Partners which were outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. The Partnership incurred $1 of interest expense for the three-month period ended March 31, 1998. There was no interest expense incurred on amounts due to General Partners for the three-month period ended March 31, 1997.

Note 6.  Rentals under Operating Leases

        The following are the future minimum rent receivables under cancelable long-term operating leases at March 31, 1998. Although the leases are generally cancelable at the end of each twelve-month period with a penalty, the following schedule assumes that the leases will not be terminated.

        Year ended March 31:

        1999..................................................       $ 711
        2000..................................................          45
        2001..................................................          14
        2002..................................................           2
        2003..................................................           1
                                                                       ---

        Total minimum future rentals receivable...............       $ 773
                                                                       ===

Note 7.  Revolving Credit Line

        The Partnership had a short-term revolving credit facility (the Facility) with an available limit of $25,000, which was paid in full on March 30, 1997 and expired June 30, 1997, which was used for container purchases. Balances borrowed under the Facility bore interest at either the Prime Rate plus .25%, or LIBOR plus 1.75%, and were secured by all assets of the Partnership. The Partnership paid a commitment fee of 1/2% per annum on the unused portion of the Facility. This fee, as well as the interest on any amounts borrowed, was payable quarterly in arrears.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (Amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 1998 and 1997. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From May 10, 1996 until April 30, 1997 the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,100 on June 17, 1996 and raised a total of $36,968 from the offering.

From time to time, the Partnership may redeem Units from limited partners for a specified redemption value which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded, at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the three-month period ended March 31, 1998 the Partnership did not redeem any units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the three-month period ended March 31, 1998, the Partnership declared cash distributions to limited partners pertaining to the period from December 1997 through February 1998 in the amount of $832. These distributions represent a return of 9% on original capital (measured on an annualized basis) on each unit. On a cash basis all of these distributions were from operations. On a GAAP basis $411 of these distributions was a return of capital the balance was from net earnings.

Net cash provided by operating activities for the three-month periods ending March 31, 1998 and 1997, was $1,142 and $415, respectively. The increase of $727, or 175%, is primarily attributable to an increase in net earnings and a decrease in accounts receivable of $168 and $212, respectively. Net earnings increased 57% in the three-month period ending March 31, 1998 compared to the comparable period in 1997, primarily due to the increase in total rental revenue. The increase in rental revenue between periods was primarily due to increases in average fleet size and utilization and a decrease in lease incentives. These items are discussed more fully in "Results of Operations". Accounts receivable decreased primarily due to a decrease in the average collection period of accounts receivable.

For the three-month periods ending March 31, 1998 and 1997, cash provided by investing activities (the purchase and sale of containers) was $24 and $948, respectively. The decrease in net cash provided by investing activities of $924 is primarily due to the return of restricted funds of $985 in 1997, previously held as collateral for the Partnership's credit facility. Recent container purchases (reinvestment) have been lower than anticipated due to the adverse effect of market conditions on cash available for reinvestment. Market conditions are discussed more fully below under "Results of Operations".

At March 31, 1998, the Partnership had no commitments to purchase containers.

Net cash used in financing activities for the three-month periods ending March 31, 1998 and 1997, was $995 and $699, respectively. The increase was primarily due to the increase in distributions to partners resulting from the increase in partners capital and the decrease in proceeds from sale of limited partnership units resulting from the close of the offering on April 30, 1997. The increase was offset by a decrease in repayments under the revolving credit facility which was paid in full March 30, 1997 and expired June 30, 1997.

During 1997, the Partnership borrowed $29 from a general partner to purchase containers. It is the policy of the Partnership and the General Partners to charge interest on borrowings from affiliates arising from the Partnership's acquisition of containers which are outstanding for more than one month.
Interest is charged to the Partnership at a rate not greater than the General Partners' own cost of funds. The Partnership paid $1 of interest expense during the three-month period ended March 31, 1998. The interest rate in effect at December 31, 1997 was 8.5%. The Partnership repaid the loan in full on March 31, 1998 with cash provided by operations.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during each of the three-month periods ended March 31, 1998 and 1997, as well as certain other factors as discussed below. The following is a summary of the size of the container fleet (in units) available for lease during those periods:

                                                         1998            1997
                                                         ----            ----

               Opening container fleet.............     10,728           9,099
               Closing container fleet.............     10,712           9,083
               Average container fleet.............     10,720           9,091

The growth in the average container fleet of 18% between the three-month periods ended March 31, 1998 and 1997, was due to the buildup of the Partnership's portfolio as the initial gross proceeds from the offering were invested.

Rental income and direct container expenses are also affected by the utilization of the container fleet, which averaged 85% and 82% during the three-month periods ended March 31, 1998 and 1997, respectively. In addition, rental income is affected by daily rental rates and leasing incentives.

The following is a comparative analysis of the results of operation for the three-month periods ended March 31, 1998 and 1997.

The Partnership's income from operations for the three-month periods ending March 31, 1998 and 1997 was $448 and $361, respectively, on rental income of $1,625 and $1,299, respectively. The increase in rental income of $326, or 25%, from the three-month period ended 1997 to the comparable period in 1998 was attributable to the increase in income from container rentals and other rental income. Income from container rentals, the major component of total revenue, increased $191, or 16%, from the three-month period ending March 31, 1997 to the same period in 1998. This increase was primarily due to the increase in the average container fleet available for lease of 18%, the increase in average utilization of 4%, and the decrease in average lease incentives of 29%, offset by the decrease in average rental rates of 5%. The increase in other rental income is discussed below.

Container utilization and rental rates declined during 1996 and 1997 for the fleet managed by Textainer Equipment Management Limited (TEM) primarily due to decreased demand for leased containers and increased competition. The decrease in demand for leased containers resulted from changes in the business of shipping line customers consisting primarily of (i) over-capacity resulting from the 1995 and 1996 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade; (ii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers; and (iii) shipping lines reducing their ratio of leased versus owned containers by purchasing containers. This decreased demand, along with the entry of new leasing company competitors offering low container rental rates to shipping lines, resulted in downward pressure on rental rates, and also caused leasing companies to offer higher leasing incentives and other discounts to shipping lines. Rental rates were also adversely affected by a drop in the purchase price of new containers which resulted in additional downward pressure on rental rates.

Utilization increased during the second and third quarters of 1997 and began declining again during the fourth quarter of 1997 and into the first quarter of 1998. Despite these declines, utilization for the first quarter of 1998 was greater than the average first quarter 1997 utilization and greater than the average utilization for the year ended December 31, 1997. Rental rates stabilized during the later half of the first quarter of 1998 and, overall, were comparable to fourth quarter 1997 rental rates. Leasing incentives reached a high during mid 1997, began declining during the second half of 1997, and have stabilized during the first quarter of 1998. The improvement in utilization and the stabilization in rental rates and leasing incentives are primarily due to increased demand in Asia. The weakening of many Asian currencies resulted in a significant increase in exports which has created a strong demand for containers in Asia. The General Partners believe that market conditions have stabilized and may be slowly improving; however, for the near term, the General Partners do not foresee any material changes in existing market conditions and caution that both utilization and lease rates could decline again, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of containers under short-term operating leases.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for picking up containers from surplus locations less credits granted to lessees for leasing containers from less desirable locations (location income), income for handling and returning containers and income from charges to lessees for a Damage Protection Plan
(DPP). For the three-month period ending March 31, 1998, the total of these other rental income items was $237, an increase of $135 from the equivalent period in 1997. The primary component of this increase was an increase in location income of $117. Location income increased primarily due to the inclusion of certain credits received during 1997 and 1998 which had previously been applied against repositioning expense and also due to an increase in the average drop-off charge per container and a decrease in credits given to lessees to pick up containers from certain locations.

Direct container expenses increased $98, or 39%, for the three-month period ending March 31, 1998 compared to the equivalent period in 1997. The increase in direct container expenses was primarily due to increases in repositioning, handling and DPP expenses of $65, $11 and $9, respectively. Repositioning expense increased primarily due to the removal of certain credits from repositioning costs to other rental income as discussed above. Handling expense increased due to increased container movement between the two periods and the increase in fleet size. DPP expense increased due to a greater number of containers requiring repair, offset by a lower average repair cost per container.

The bad debt expense increased $47 from the three month period ended March 31, 1997 to the comparable period in 1998, primarily due to the increase in rental income.

Depreciation expense increased $56, or 13%, between the three-month periods ending March 31, 1997 and 1998 due to the increase in average fleet size.

Management fees to affiliates increased $28, or 23%, from the three-month period ended March 31, 1997 to the comparable period in 1998. This increase was due to an increase in equipment management fees of $23, or 25%, and an increase in incentive management fees of $5, or 15%. Subject to certain reductions, equipment management fees are based on gross revenue and were approximately 7% of gross revenue for both periods. Incentive management fees which are based primarily on the Partnership's limited and general partner distributions and partners capital increased due to the increase in total partners capital and was offset by the decrease in the limited partners distribution rate from 10% to 9% in April 1997.

General and administrative costs to affiliates increased $11, or 12%, from the three-month period ending March 31, 1997 to the comparable period ending in 1998, primarily due to an increase in overhead costs allocated by TEM.

Other income provided $17 of additional income for the three-month period ending March 31, 1998, an increase of $81 compared to the equivalent period in 1997. The increase was primarily due to a decrease in interest expense net of $97, offset by the decrease in gain on sale of equipment of $16. The decrease in interest expense, net was primarily due to the Partnership paying the credit facility in full on March 30, 1997.

For the three-month periods ending March 31, 1997 and 1998, net earnings per limited partnership unit increased from $0.17 to $0.23, respectively, reflecting the increase in net earnings allocated to limited partners from $269 to $421 for the same periods.

Many computer systems may experience difficulty processing dates beyond the year 1999 and, as such, some computer hardware and software will need to be modified prior to the year 2000 to remain functional. Certain of the Partnership's and General Partner's core internal systems that have recently been implemented are year 2000 compliant. The remaining core internal systems are scheduled to be revised to be year 2000 compliant by the end of 1998. Based on its initial evaluation, the Partnership and the General Partners do not believe that the cost of remedial actions relating to these systems will have a material adverse effect on the Partnership's results of operations and financial condition. Additionally, the Partnership and the General Partners are also completing a preliminary assessment of year 2000 issues not related to its core systems, including issues surrounding systems that interface with external third parties.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 1998 which would result in such a risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning containers after they come off-lease, the risk of an uninsured loss, increases in maintenance expenses or other costs of operating the containers, and the effect of world trade, industry trends and/or general business and economic cycles on the Partnership's operations. See "Risk Factors" in the Partnership's Prospectus, as supplemented, for additional information on risks of Partnership's business.

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


                                        TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                                        (A California Limited Partnership)

                                        By Textainer Capital Corporation
                                        The Managing General Partner



                                        By __________________________________
                                           John R. Rhodes
                                           Executive Vice President



Date:   May 14, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                    Title                                      Date



____________________________                 Executive Vice President,                  May 14, 1998
John R. Rhodes                               (Principal Financial and
                                             Accounting Officer) and
                                             Secretary


____________________________                 President (Principal Executive             May 14, 1998
Philip K. Brewer                             Officer)





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


                                        TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                                        (A California Limited Partnership)

                                        By Textainer Capital Corporation
                                        The Managing General Partner



                                        By /s/John R. Rhodes
                                           __________________________________
                                           John R. Rhodes
                                           Executive Vice President


Date:   May 14, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                  Title                                       Date


/s/John R. Rhodes                          Executive Vice President,                   May 14, 1998
____________________________               (Principal Financial and
John R. Rhodes                             Accounting Officer) and
                                           Secretary


/s/ Philip K. Brewer                       President (Principal Executive              May 14, 1998
____________________________               Officer)
Philip K. Brewer

