Form 10-Q
period 1998-06-30
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 1998-08-13
CIK 1003638

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 13, 1998


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Company") the Company's Quarterly Report on Form 10Q for the Second Quarter ended June 30, 1998.

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


                  For the quarterly period ended June 30, 1998


                         Commission file number 0-22337


                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                        A California Limited Partnership
             (Exact name of Registrant as specified in its charter)


             California                                         94-3220152
     (State or other jurisdiction                              (IRS Employer
   of incorporation or organization)                         Identification No.)

   650 California Street, 16th Floor
         San Francisco, CA                                         94108
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

Quarterly Report on Form 10Q for the
Quarter Ended June 30, 1998

Table of Contents
-------------------------------------------------------------------------------------------------------------------



                                                                                                               Page
Item 1.   Financial Statements

          Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997..................................    3


          Statements of Earnings for the three and six months
          ended June 30, 1998 and 1997 (unaudited)..........................................................    4


          Statements of Partners' Capital for the six months
          ended June 30, 1998 and 1997 (unaudited)..........................................................    5


          Statements of Cash Flows for the six months
          ended June 30, 1998 and 1997 (unaudited)..........................................................    6


          Notes to Financial Statements (unaudited).........................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................   12




TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Balance Sheets

June 30, 1998 and December 31, 1997
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------

                                                                              1998                 1997
                                                                          -------------        -------------
                                                                           (unaudited)
Assets
Container rental equipment, net of accumulated
       depreciation of $4,887 (1997:  $3,898)                           $       28,387       $       29,451
Cash                                                                               140                  111
Accounts receivable, net of allowance
       for doubtful accounts of $90 (1997:  $97)                                 1,403                1,399
Prepaid expenses                                                                    40                   56
                                                                          -------------        -------------
                                                                        $       29,970       $       31,017
                                                                          =============        =============

Liabilities and Partners' Capital
Liabilities:
       Accounts payable                                                 $           95       $          116
       Accrued liabilities                                                          89                   95
       Accrued recovery costs (note 2)                                              46                   34
       Accrued damage protection plan costs (note 3)                                82                   79
       Due to affiliates, net (note 5)                                              14                  223
       Deferred quarterly distributions                                             55                   58
                                                                          -------------        -------------
           Total liabilities                                                       381                  605
                                                                          -------------        -------------

Partners' capital:
       General partners                                                           (768)                (682)
       Limited partners                                                         30,357               31,094
                                                                          -------------        -------------
           Total partners' capital                                              29,589               30,412
                                                                          -------------        -------------
                                                                        $       29,970       $       31,017
                                                                          =============        =============

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Earnings

For the three and six months ended June 30, 1998 and 1997
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    Three months     Three months       Six months       Six months
                                                                           Ended            Ended            Ended            Ended
                                                                   June 30, 1998    June 30, 1997    June 30, 1998    June 30, 1997
                                                                  --------------    -------------    -------------    -------------
Rental income                                                     $        1,540    $       1,309    $       3,165    $       2,608
                                                                  --------------    -------------    -------------    -------------

Costs and expenses:
       Direct container expenses                                             273              289              621              539
       Bad debt (benefit) expense                                            (60)              38               (7)              44
       Depreciation                                                          499              467              999              911
       Professional fees                                                      12               10               21               20
       Management fees to affiliates (note 5)                                146              129              298              253
       General administrative costs to affiliates (note 5)                    91               94              193              185
       Other general and administrative costs                                 23               16               36               29
                                                                  --------------    -------------    -------------    -------------
                                                                             984            1,043            2,161            1,981
                                                                  --------------    -------------    -------------    -------------
       Income from operations                                                556              266            1,004              627
                                                                  --------------    -------------    -------------    -------------

Other income (expense):
       Interest income (expense), net                                          5              (16)               8             (110)
       (Loss) gain on sale of containers                                      (2)              20               12               50
                                                                  --------------    -------------    -------------    -------------
                                                                               3                4               20              (60)
                                                                  --------------    -------------    -------------    -------------
       Net earnings                                               $          559    $         270    $       1,024    $         567
                                                                  ==============    =============    =============    =============

Allocation of net earnings (note 5):
       General partners                                           $           53    $          26    $          97    $          54
       Limited partners                                                      506              244              927              513
                                                                  --------------    -------------    -------------    -------------
                                                                  $          559    $         270    $       1,024    $         567
                                                                  ==============    =============    =============    =============

Limited partners' per unit share of
       net earnings                                               $         0.27    $        0.13    $        0.50    $        0.31
                                                                  ==============    =============    =============    =============

Limited partners' per unit share
       of distributions                                           $         0.45    $        0.43    $        0.90    $        0.87
                                                                  ==============    =============    =============    =============

Weighted average number of limited
       partnership units outstanding                                   1,848,397        1,848,397        1,848,397        1,653,576
                                                                  ==============    =============    =============    =============

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 1998 and 1997
(Amounts in thousands)
(unaudited)
-----------------------------------------------------------------------------------------------------------------------

                                                                                  Partners' Capital
                                                               --------------------------------------------------------
                                                                 General              Limited                Total
                                                               -------------       ---------------        -------------

Balances at January 1, 1997                                  $         (499)     $         21,930       $       21,431

Proceeds from sale of limited partnership units                           -                11,834               11,834

Syndication and offering costs                                            -                (1,065)              (1,065)

Distributions                                                          (158)               (1,434)              (1,592)

Net earnings                                                             54                   513                  567
                                                               -------------       ---------------        -------------

Balances at June 30, 1997                                    $         (603)     $         31,778       $       31,175
                                                               =============       ===============        =============

Balances at January 1, 1998                                  $         (682)     $         31,094       $       30,412

Distributions                                                          (183)               (1,664)              (1,847)

Net earnings                                                             97                   927                1,024
                                                               -------------       ---------------        -------------

Balances at June 30, 1998                                    $         (768)     $         30,357       $       29,589
                                                               =============       ===============        =============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 1998 and 1997
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------


                                                                              1998                 1997
                                                                          -------------        -------------
Cash flows from operating activities:
   Net earnings                                                            $    1,024           $      567
   Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation                                                             999                  911
         (Decrease) increase in allowance for doubtful accounts                    (7)                  44
         Gain on sale of containers                                               (12)                 (50)
         Changes in assets and liabilities:
             Decrease (increase) in accounts receivable                             3                 (288)
             Decrease in prepaid expenses                                          16                   18
             (Decrease) increase in accounts payable and
             accrued liabilities                                                  (27)                 138
             Increase in accrued recovery costs                                    12                    7
             Increase in accrued damage protection plan costs                       3                    7
             Decrease in due to affiliates, net                                  (102)                 (71)
                                                                          -------------        -------------
             Net cash provided by operating activities                          1,909                1,283
                                                                          -------------        -------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                66                  118
   Container purchases                                                             (6)              (1,894)
   Cash collateral deposit                                                          -                  991
                                                                          -------------        -------------
             Net cash provided by (used in) investing activities                   60                 (785)
                                                                          -------------        -------------

Cash flows from financing activities:
   Proceeds from sale of limited partnership units                                  -               11,971
   Distributions to partners                                                   (1,911)              (1,545)
   Syndication and offering costs                                                   -               (1,065)
   Repayments under revolving credit line                                           -               (8,780)
   Repayments of  borrowings from affiliates                                      (29)                   -
                                                                          -------------        -------------
              Net cash (used in) provided by financing activities              (1,940)                 581
                                                                          -------------        -------------

Net increase in cash                                                               29                1,079

Cash at beginning of period                                                       111                1,051
                                                                          -------------        -------------
Cash at end of period                                                      $      140           $    2,130
                                                                          =============        =============
Interest paid during the period                                            $        1           $      130
                                                                          =============        =============

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the six months ended June 30, 1998 and 1997
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, proceeds from sale of limited partnership units, proceeds from sale of containers and distributions to partners which had not been paid or received by the Partnership as of June 30, 1998 and 1997, and December 31, 1997 and 1996, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1998 and 1997.

                                                                          Jun. 30     Dec. 31    Jun. 30     Dec. 31
                                                                             1998        1997       1997        1996
                                                                          -------     -------    -------     -------
Container purchases included in:
     Due to affiliates.................................................  $      -    $      1   $      3    $      2
     Container purchases payable.......................................         -           -        957          24

Proceeds from sale of limited partnership units included in:
     Accounts receivable...............................................         -           -          -         137

Proceeds from sale of containers included in:
     Due from affiliates...............................................        29          13         12           1

Distributions to partners included in:
     Due to affiliates.................................................        30          91         30          16
     Deferred quarterly distributions..................................        55          58         55          22

The following table summarizes the amounts of container purchases, proceeds from the sale of limited partnership units, proceeds from sale of containers and distributions to partners recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1998 and 1997.

                                                                                         1998          1997
                                                                                         ----          ----

Container purchases recorded................................................           $    5     $   2,828
Container purchases paid....................................................                6         1,894

Proceeds from sale of limited partnership units recorded....................                -        11,834
Proceeds from sale of limited partnership units received....................                -        11,971

Proceeds from sale of containers recorded...................................               82           129
Proceeds from sale of containers received...................................               66           118

Distributions to partners declared..........................................            1,847         1,592
Distributions to partners paid..............................................            1,911         1,545

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the six months ended June 30, 1998 and 1997
(Amounts in thousands except for per unit amounts)
(unaudited)
--------------------------------------------------------------------------------


Note 1.   General

      Textainer Equipment Income Fund VI, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1995. The Partnership owns and leases a fleet of intermodal marine cargo containers which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1998 and December 31, 1997, and the results of its operations, changes in partners' capital and cash flows for the three- and six-month periods ended June 30, 1998 and 1997, have been made.

      The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's annual audited financial statements as of December 31, 1997, in the Annual Report filed on Form 10K.

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

Note 2.   Recovery Costs

      The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At June 30, 1998 and December 31, 1997, the amounts accrued were $46 and $34, respectively.

Note 3.   Damage Protection Plan

      The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings, and at June 30, 1998 and December 31, 1997, the related reserve was $82 and $79, respectively.

Note 4.   Acquisition of Containers

      During the six-month periods ended June 30, 1998 and 1997, the Partnership purchased containers with a cost of $5 and $2,828, respectively.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners an incentive management fee, an equipment management fee and an equipment liquidation fee, as well as reimbursing the General Partners for certain administrative costs. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $38 and $77 of incentive management fees during the three- and six-month periods ended June 30, 1998 and $38 and $71 of incentive management fees for the comparable periods in 1997. No equipment liquidation fees were incurred in either period.

      The container fleet of the Partnership is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due to affiliates, net at June 30, 1998 and December 31, 1997.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. For the three- and six-month periods ended June 30, 1998, these fees totaled $108 and $221, respectively, and for the three- and six-month periods ended June 30, 1997 these fees totaled $91 and $182, respectively. The container fleet is leased by TEM to third-party lessees on operating master leases, spot leases and term leases. The majority are operating master leases with limited terms and no purchase options.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. For the three- and six-month periods ended June 30, 1998, total general and administrative costs allocated to the Partnership were $91 and $193, of which $39 and $81, respectively, were for salaries. Total general and administrative costs allocated to the Partnership for the three- and six-month periods ended June 30, 1997 were $94 and $185, of which $53 and $101, respectively, were for salaries.

      TEM allocates these general and  administrative  costs based on the  ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TCC. General and administrative costs allocated to the Partnership by TEM were $82 and $175 for the three- and six-month periods ended June 30, 1998 and were $81 and $160 for the comparable periods in 1997. TCC allocated $9 and $18 of general and administrative costs to the Partnership for the three- and six-month periods ended June 30, 1998 and $13 and $25 for the comparable periods in 1997.

      The General Partners or TAS may acquire containers in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such containers for the Partnership. The containers may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement.

      At June 30, 1998 and December 31, 1997, due to affiliates, net is comprised of:

                                                             1998           1997
                                                             ----           ----
      Due from affiliates:
          Due from TEM...................................   $  33        $     -
                                                             ----           ----

      Due to affiliates:
          Due to TEM.....................................       -             82
          Due to TCC.....................................      17             22
          Due to TL......................................      30            119
                                                             ----           ----
                                                               47            223
                                                             ----           ----
      Due to affiliates, net                                $  14         $  223
                                                             ====           ====

      Included in the amounts due to TL at December 31, 1997 is $29 in loans used to facilitate container purchases. This loan was repaid on March 31, 1998. All other amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses and fees described above or in the accrual and remittance of net rental revenues from TEM.

      It is the policy of the Partnership and the General Partners to charge interest on amounts due to the General Partners which are outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. The Partnership incurred $1 of interest expense on amounts due to the General Partners for the three- and six-month periods ended June 30, 1998. There was no interest expense incurred on amounts due to the General Partners for the three- and six-month periods ended June 30, 1997.

Note 6.   Rentals Under Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at June 30, 1998. Although the leases are generally cancelable at the end of each twelve-month period with a penalty, the following schedule assumes that the leases will not be terminated.

              Year ending June 30:

              1999.............................................           $  521
              2000.............................................               39
              2001.............................................                7
              2002.............................................                4
              2003.............................................                3
                                                                            ----

              Total minimum future rentals receivable..........           $  574
                                                                            ====

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three- and six-month periods ended June 30, 1998 and 1997. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From May 10, 1996 until April 30, 1997, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,100 on June 17, 1996, and raised a total of $36,968 from the offering.

From time to time, the Partnership redeems units from limited partners for a specified redemption value which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the managing general partner's discretion. All redemptions are subject to the managing general partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. Since inception, the Partnership has not redeemed any units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the six-month period ended June 30, 1998, the Partnership declared cash distributions to limited partners pertaining to the period from December 1997 through May 1998, in the amount of $1,664. These distributions represent a return of 9% on original capital (measured on an annualized basis) on each unit. On a cash basis, all of these distributions were from operations. On a GAAP basis, $737 of these distributions was a return of capital and the balance was from net earnings. Beginning with cash distributions to limited partners for the month of July 1998, payable August 1998, the Partnership will make distributions at an annualized rate of 8% on each unit. This reduction in the Partnership distribution rate is a result of the current market conditions, which are discussed in detail below.

At June 30, 1998, the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the six-month periods ending June 30, 1998 and 1997, was $1,909 and $1,283, respectively. The increase of $626, or 49%, is primarily attributable to an increase in net earnings and a decrease in accounts receivable, offset by a decrease in accounts payable and accrued liabilities. The increase in net earnings of $457, or 81%, resulted primarily from an increase in rental revenue which increased due to increased fleet size and utilization, and lower leasing incentives. These items are discussed more fully in "Results of Operations." Accounts receivable decreased $3 in the six-month period ended June 30, 1998 primarily due to a decrease in the average collection period of accounts receivable and to the resolution of payment issues with one lessee. The increase in accounts receivable of $288 in the equivalent period in 1997 was primarily due to the increase in fleet size. The decrease in accounts payable and accrued liabilities of $27 during the six-month period ending June 30, 1998 compared to the increase of $138 for the same period in 1997 resulted from timing differences in the accrual and payment of expenses.

For the six-month period ending June 30, 1998, net cash provided by investing activities (the purchase and sale of containers) was $60 compared to net cash used in investing activities of $785 for the equivalent period in 1997. The difference of $845 is primarily due to the Partnership having purchased more containers during the six-month period ended June 30, 1997 than in the comparable period in 1998 and due to the return of restricted funds of $991 in 1997, previously held as collateral for the Partnership's credit facility. The General Partners believe that the difference in container purchases reflects normal fluctuations in container sales and purchases. However, recent container purchases (reinvestment) are currently lower than anticipated due to the adverse effect of market conditions on cash available for reinvestment. Market conditions are discussed more fully in "Results of Operations". Consistent with its investment objectives, the Partnership intends to reinvest all or a significant amount of proceeds from future container sales in additional containers. However, due to the difference between sales proceeds and new container prices, the number of additional containers purchased may not equal the number of containers sold.

During 1997 the Partnership borrowed $29 from a General Partner to purchase containers. It is the policy of the Partnership and the General Partners to charge interest on borrowings from affiliates arising from the Partnership's acquisition of containers which are outstanding for more than one month.
Interest is charged to the Partnership at a rate not greater than the General Partners' own cost of funds. The Partnership paid $1 of interest during the six-month period ended June 30, 1998. The interest rate in effect at March 31, 1998 was 8.5%. The Partnership repaid the loan on March 31, 1998 with cash provided by operations and proceeds from the sale of containers.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the six-month periods ended June 30, 1998 and 1997, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               1998         1997
                                                               ----         ----

                   Opening container fleet.................   10,728       9,099
                   Closing container fleet.................   10,703      10,211
                   Average container fleet.................   10,716       9,655

The growth in the average container fleet of 11% from the six-month period ended June 30, 1997 to the same period in 1998, was primarily due to the buildup of the Partnership's portfolio as the initial gross proceeds from the offering were invested.

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 85% and 82% on average during the six-month periods ended June 30, 1998 and 1997, respectively. In addition, rental income is affected by daily rental rates and leasing incentives.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 1998 and 1997.

The Partnership's income from operations for the six-month periods ending June 30, 1998 and 1997 was $1,004 and $627, respectively, on rental income of $3,165 and $2,608, respectively. The increase in rental income of $557, or 21%, from the six-month period ended June 30, 1997 to the comparable period in 1998 was primarily attributable to an increase in container rentals, the major component of total revenue, which increased $362, or 15%. This increase was primarily due to an increase in containers available for lease (average fleet) of 11%, an increase in average on-hire (utilization) percentage of 4%, a decrease in leasing incentives of 60%, and was offset by a decrease in average rental rates of 4%.

Container utilization and rental rates declined during 1996 and 1997 primarily due to decreased demand for leased containers and increased competition. The decrease in demand for leased containers resulted from changes in the business of shipping line customers consisting primarily of (i) over-capacity resulting from the 1995 and 1996 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade;
(ii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers; and (iii) shipping lines reducing their ratio of leased versus owned containers by purchasing containers. This decreased demand, along with the entry of new leasing company competitors offering low container rental rates to shipping lines, resulted in downward pressure on rental rates, and caused leasing companies to offer higher leasing incentives and other discounts to shipping lines. Rental rates were also adversely affected by a drop in the purchase price of new containers, which resulted in additional downward pressure on rental rates.

Average utilization for the three- and six-month periods ended June 30, 1998 was greater than the average utilization for the comparable periods in 1997. Despite the improvement in average utilization from the prior year, utilization has been slowly declining over the last six months. Rental rates have also been declining and average rental rates for the six-month period ended June 30, 1998 are lower than average rental rates for the same period in 1997. These decreases were offset by decreased leasing incentives during the six-month period ended June 30, 1998 compared to the same period in 1997. The improvement in utilization over the prior year and the overall improvement in leasing incentives is primarily due to increased demand in Asia. The weakening of many Asian currencies resulted in a significant increase in exports from Asia, which has created a strong demand for containers in certain locations. However, the weakening of these currencies has also lowered demand in Asia for imports from North America and Europe resulting in a lower demand for containers in these areas. For the near term, the General Partners do not foresee material changes in existing market conditions and caution that both utilization and rental rates could continue declining, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling and returning containers and income from charges to lessees for a Damage Protection Plan (DPP). For the six-month period ended June 30, 1998, the total of these other rental income items was $369, an increase of $195 from the equivalent period in 1997. The primary component of this increase was an increase in location income of $202. Location income increased due to a decrease in credits given to lessees for picking up containers from certain locations and due to the inclusion of certain credits received during 1997 and 1998 which had been previously applied against repositioning expense.

Direct container expenses increased $82, or 15%, from the six-month period ended June 30, 1997 to the equivalent period in 1998 primarily due to an increase in repositioning expense of $85. Repositioning expense increased due to the removal of certain credits from repositioning costs to other rental income as discussed above.

Bad debt expense decreased from an expense of $44 for the six-month period ended June 30, 1997 to a benefit of $7 for the comparable period ending June 30, 1998. The benefit recorded in 1998 was primarily due to the resolution of payment issues with one lessee.

Depreciation expense increased $88, or 10% from the six-month period ended June 30, 1997 to the same period in 1998 primarily due to the 11% increase in average fleet size.

Management fees to affiliates increased $45, or 18%, from the six-month period ended June 30, 1997 to the equivalent period in 1998, due to increases in equipment management fees of $39 and incentive management fees of $6. Equipment management fees, which are based on gross revenue increased proportionately with the increase in rental income and were 7% of gross revenue for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions and partners' capital, increased due to the increase in total partners' capital and was offset by the decrease in the limited partners distribution rate from 10% to 9% in April 1997.

General and administrative costs to affiliates increased $8, or 4%, from the six-month period ended June 30, 1997 to the comparable period ending in 1998 due to an increase in overhead costs allocated by TEM.

Other income provided $20 of additional income for the six-month period ending June 30, 1998, an increase of $80, compared to the equivalent period in 1997. The increase was due to a decrease in interest expense, net of $118, offset by the decrease in gain on sale of equipment of $38. The decrease in interest expense, net was primarily due to the Partnership paying the credit facility in full on March 30, 1997.

Net earnings per limited partnership unit increased from $0.31 to $0.50 from the six-month period ending June 30, 1997 to the equivalent period in 1998, reflecting the increase in net earnings allocated to limited partners from $513 to $927, for the same periods.


The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 1998 and 1997.

The Partnership's income from operations for the three-month periods ending June 30, 1998 and 1997 was $556 and $266, respectively, on rental income of $1,540 and $1,309, respectively. The increase in rental income of $231, or 18%, from the three-month period ended June 30, 1997 to the comparable period in 1998 was primarily attributable to an increase in income from container rentals. Income from container rentals increased $171, or 14%, primarily due to an increase in average fleet size of 11%, an increase in average utilization percentage of 3%, and a decrease in leasing incentives of 67%, offset by a decrease in average rental rates of 4%.

The balance of other rental income for the three-month period ended June 30, 1998 was $132, an increase of $60 from the comparable period in 1997. The primary component of this increase was an increase in location income of $85, offset by a decrease in handling income of $29. Location income increased due to a decrease in credits given to lessees for picking up containers from certain locations. Handling income decreased to due to a decrease in the average handling price charged per container and a decrease in container movement.

Direct container expenses decreased $16, or 6%, from the three-month period ending June 30, 1997 compared to the equivalent period in 1998. The decrease in direct container expenses was primarily due to a decrease in handling expense and an increase in repositioning expense. Handling expense decreased primarily due to the decrease in container movement. Repositioning expense increased primarily due to an increase in the repositioning cost per container and was offset by a decrease in the number of containers repositioned.

Bad debt expense decreased from an expense of $38 for the three-month period ended June 30, 1997 to a benefit of $60 for the comparable period in 1998. The benefit recorded in 1998 was primarily due to the resolution of a payment issue with one lessee and due to lower reserve requirements.

Depreciation expense increased $32, or 7%, from the three-month period ended June 30, 1997 to the same period in 1998 primarily due to the increase in average fleet size.

Management fees to affiliates increased $17, or 13%, from the three-month period ended June 30, 1997 to the comparable period in 1998, due to an increase in equipment management fees which increased proportionately with the increase in gross revenue.

General and administrative costs to affiliates decreased $3 or 3%, from the three-month period ended June 30, 1997 to the comparable period in 1998 due to a decrease in overhead costs allocated by TCC.

Other income decreased $1 from the three-month period ending June 30, 1997 to the equivalent period in 1998, due to a decrease in interest expense offset by a decrease in gain on sale of containers.

Net earnings per limited partnership unit increased from $0.13 to $0.27 from the three-month period ending June 30, 1997 to the same period in 1998, reflecting the increase in net earnings allocated to limited partners from $244 to $506, respectively.

Many computer systems may experience difficulty processing dates beyond the year 1999 and, as such, some computer hardware and software will need to be modified prior to the year 2000 to remain functional. Certain of the General Partners and the Partnership's core internal systems where Year 2000 issues have been identified are currently being revised. Based on its initial evaluation, the Partnership and the General Partners do not believe that the cost of remedial actions relating to these systems will have a material adverse effect on the Partnership's results of operations and financial condition. Additionally, the Partnership and the General Partners are continuing their assessment of Year 2000 issues not related to their core systems, including issues surrounding systems that interface with external third parties. If external third party systems are not Year 2000 compliant, those external third parties may have difficulty conducting ordinary operations, which could have an adverse affect on the General Partners and the Partnership.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 1998 which would result in such a risk materializing.

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


                                        TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                                        A California Limited Partnership

                                        By Textainer Capital Corporation
                                           The Managing General Partner



                                        By _______________________________
                                           John R. Rhodes
                                           Executive Vice President


Date:  August 13, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Executive Vice President,                      August 13, 1998
John R. Rhodes                           (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 August 13, 1998
Philip K. Brewer                          Officer)



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


Date:  August 13, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date




/s/John R. Rhodes                        Executive Vice President,                      August 13, 1998
-------------------------                (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary



/s/Philip K. Brewer                      President (Principal Executive                 August 13, 1998
---------------------------              Officer)
Philip K. Brewer

