Form 10-Q
period 1998-09-30
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 1998-11-12
CIK 1003638

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 11, 1998


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 1998.

This filing is being effected by direct transmission to the Commission's EDGAR System.

Sincerely,

Nadine Forsman
Controller

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549



                                    FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 1998

Table of Contents
-------------------------------------------------------------------------------------------------------------------

                                                                                                               Page


Item 1.   Financial Statements

          Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997.............................    3


          Statements of Earnings for the three and nine months
          ended September 30, 1998 and 1997 (unaudited).....................................................    4


          Statements of Partners' Capital for the nine months
          ended September 30, 1998 and 1997 (unaudited).....................................................    5


          Statements of Cash Flows for the nine months
          ended September 30, 1998 and 1997 (unaudited).....................................................    6


          Notes to Financial Statements (unaudited).........................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................   12




TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Balance Sheets

September 30, 1998 and December 31, 1997
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------
                                                                              1998                 1997
                                                                          -------------        -------------
                                                                           (unaudited)

Assets
Container rental equipment, net of accumulated
       depreciation of $5,379 (1997:  $3,898)                           $       27,982       $       29,451
Cash                                                                               413                  111
Accounts receivable, net of allowance
       for doubtful accounts of $69 (1997:  $97)                                 1,261                1,399
Due from affiliates, net (note 5)                                                  159                    -
Prepaid expenses                                                                     6                   56
                                                                          -------------        -------------
                                                                        $       29,821       $       31,017
                                                                          =============        =============

Liabilities and Partners' Capital
Liabilities:
       Accounts payable                                                 $          146       $          116
       Accrued liabilities                                                         105                   95
       Accrued recovery costs (note 2)                                              55                   34
       Accrued damage protection plan costs (note 3)                               119                   79
       Due to affiliates, net (note 5)                                               -                  223
       Container purchases payable                                                 133                    -
       Deferred quarterly distributions                                             42                   58
                                                                          -------------        -------------
            Total liabilities                                                      600                  605
                                                                          -------------        -------------

Partners' capital:
       General partners                                                           (806)                (682)
       Limited partners                                                         30,027               31,094
                                                                          -------------        -------------
            Total partners' capital                                             29,221               30,412
                                                                          -------------        -------------
                                                                        $       29,821       $       31,017
                                                                          =============        =============

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Earnings

For the three and nine months  ended  September  30,  1998 and 1997
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                             Three months       Three months        Nine months         Nine months
                                                                    Ended              Ended              Ended               Ended
                                                           Sept. 30, 1998     Sept. 30, 1997     Sept. 30, 1998      Sept. 30, 1997
                                                        -----------------   ----------------   ----------------   -----------------
Rental income                                           $           1,579   $          1,581   $          4,744   $           4,189
                                                        -----------------   ----------------   ----------------    ----------------

Costs and expenses:
       Direct container expenses                                      366                310                987                 849
       Bad debt (benefit) expense                                     (21)                (3)               (28)                 41
       Depreciation                                                   498                510              1,497               1,421
       Professional fees                                               10                 12                 31                  32
       Management fees to affiliates (note 5)                         145                149                443                 402
       General administrative costs to affiliates (note 5)             83                 86                276                 271
       Other general and administrative costs                          13                 20                 49                  49
                                                        -----------------   ----------------   ----------------   -----------------
                                                                    1,094              1,084              3,255               3,065
                                                        -----------------   ----------------   ----------------   -----------------
       Income from operations                                         485                497              1,489               1,124
                                                        -----------------   ----------------   ----------------   -----------------

Other income (expense):
       Interest income (expense), net                                   5                 17                 13                 (93)
       (Loss) gain on sale of containers                               (3)                 7                  9                  57
                                                        -----------------   ----------------   ----------------   -----------------
                                                                        2                 24                 22                 (36)
                                                        -----------------   ----------------   ----------------   -----------------
       Net earnings                                     $             487   $            521   $          1,511   $           1,088
                                                        =================   ================   ================   =================

Allocation of net earnings (note 5):
       General partners                                 $              46   $             49   $            144   $             103
       Limited partners                                               441                472              1,367                 985
                                                        -----------------   ----------------   ----------------   -----------------
                                                        $             487   $            521   $          1,511   $           1,088
                                                        =================   ================   ================   =================

Limited partners' per unit share of
       net earnings                                     $            0.24   $           0.26   $           0.74   $            0.58
                                                        =================   ================   ================   =================
Limited partners' per unit share
       of distributions                                 $            0.42   $           0.45   $           1.32   $            1.33
                                                        =================   ================   ================   =================
Weighted average number of limited
       partnership units outstanding                            1,848,397          1,848,397          1,848,397           1,706,519
                                                        =================   ================   ================   =================

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 1998 and 1997
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------------
                                                                                  Partners' Capital
                                                               ---------------------------------------------------------
                                                                 General               Limited                Total
                                                               -------------        --------------         -------------

Balances at January 1, 1997                                  $         (499)      $        21,930        $       21,431

Proceeds from sale of limited partnership units                           -                11,834                11,834

Syndication and offering costs                                            -                (1,065)               (1,065)

Distributions                                                          (249)               (2,266)               (2,515)

Net earnings                                                            103                   985                 1,088
                                                               -------------        --------------         -------------

Balances at September 30, 1997                               $         (645)      $        31,418        $       30,773
                                                               =============        ==============         =============

Balances at January 1, 1998                                  $         (682)      $        31,094        $       30,412

Distributions                                                          (268)               (2,434)               (2,702)

Net earnings                                                            144                 1,367                 1,511
                                                               -------------        --------------         -------------

Balances at September 30, 1998                               $         (806)      $        30,027        $       29,221
                                                               =============        ==============         =============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 1998 and 1997
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------
                                                                              1998                 1997
                                                                          -------------        -------------

Cash flows from operating activities:
   Net earnings                                                         $         1,511     $         1,088
   Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation                                                             1,497               1,421
         (Decrease) increase in allowance for doubtful accounts                     (28)                 41
         Gain on sale of containers                                                  (9)                (57)
        (Increase) decrease in:
             Accounts receivable                                                    166                (532)
             Due from affiliates, net                                              (279)                120
             Prepaid expenses                                                        50                  26
         Increase (decrease) in:
             Accounts payable and accrued liabilities                                40                  97
             Accrued recovery costs                                                  21                  13
             Damage protection plan costs                                            40                   3
                                                                          -------------        -------------
             Net cash provided by operating activities                            3,009               2,220
                                                                          -------------        -------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                 111                 176
   Container purchases                                                               (6)             (4,090)
   Cash collateral deposit                                                            -                 991
                                                                          -------------        -------------
             Net cash provided by (used in) investing activities                    105              (2,923)
                                                                          -------------        -------------

Cash flows from financing activities:
   Proceeds from sale of limited partnership units                                    -              11,971
   Distributions to partners                                                     (2,783)             (2,464)
   Syndication and offering costs                                                     -              (1,065)
   Repayments under revolving credit line                                             -              (8,780)
   Repayments of borrowings from affiliates                                         (29)                  -
                                                                          -------------        -------------
              Net cash used in financing activities                              (2,812)               (338)
                                                                          -------------        -------------

Net increase (decrease) in cash                                                     302              (1,041)

Cash at beginning of period                                                         111               1,051
                                                                          -------------        -------------
Cash at end of period                                                   $           413     $            10
                                                                          =============        =============
Interest paid during the period                                         $             1     $             -
                                                                          =============        =============

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the nine months ended September 30, 1998 and 1997
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, proceeds from sale  of  limited  partnership  units,  proceeds  from  sale of  containers  and distributions to partners which had not been paid or received by the Partnership as of September 30, 1998 and 1997, and December 31, 1997 and 1996,  resulting in differences in amounts recorded and amounts of cash disbursed or received by the
Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1998 and 1997.
                                                                         Sept. 30    Dec. 31    Sept. 30    Dec. 31
                                                                             1998       1997        1997       1996
                                                                         --------    -------    --------    -------

Container purchases included in:
     Due to affiliates.................................................    $   -       $  1        $  -       $  2
     Container purchases payable.......................................      133          -          26         24

Proceeds from sale of limited partnership units included in:
     Accounts receivable...............................................        -          -           -        137

Proceeds from sale of containers included in:
     Due from affiliates...............................................       21         13         (2)          1

Distributions to partners included in:
     Due to affiliates.................................................       26         91          30         16
     Deferred quarterly distributions..................................       42         58          59         22

The following table summarizes the amounts of container purchases, proceeds from the sale of limited partnership units, proceeds from sale of containers and distributions to partners recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1998 and 1997.

                                                                                         1998          1997
                                                                                         ----          ----

Container purchases recorded................................................           $  138      $  4,090
Container purchases paid....................................................                6         4,090

Proceeds from sale of limited partnership units recorded....................                -        11,834
Proceeds from sale of limited partnership units received....................                -        11,971

Proceeds from sale of containers recorded...................................              119           173
Proceeds from sale of containers received...................................              111           176

Distributions to partners declared..........................................            2,702         2,515
Distributions to partners paid..............................................            2,783         2,464

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months  ended  September  30,  1998 and 1997
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------


Note 1.   General

      Textainer Equipment Income Fund VI, L.P. (the Partnership), a California limited partnership with a maximum life of 21 years, was formed in 1995. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1998 and December 31, 1997, and the results of its operations, changes in partners' capital and cash flows for the three- and nine-month periods ended September 30, 1998 and 1997, have been made.

      The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's annual audited financial statements as of December 31, 1997, in the Annual Report filed on Form 10-K.

      Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2.   Recovery Costs

      The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At September 30, 1998 and December 31, 1997, the amounts accrued were $55 and $34, respectively.

Note 3.   Damage Protection Plan

      The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings, and at September 30, 1998 and December 31, 1997, the related reserves were $119 and $79, respectively.

Note 4.   Acquisition of Containers

      During the  nine-month  periods  ended  September  30, 1998 and 1997,  the
      Partnership   purchased  containers  with  a  cost  of  $138  and  $4,090, respectively.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $34 and $111 of incentive management fees during the three- and nine-month periods ended September 30, 1998 and $38 and $109 of incentive management fees for the comparable periods in 1997. No equipment liquidation fees were incurred in these periods.

      The container fleet of the Partnership is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates, net at September 30, 1998 and due to affiliates, net at December 31, 1997.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. For the three- and nine-month periods ended September 30, 1998, these fees totaled $111 and $332, respectively, and were $111 and $293 during the comparable period in 1997. The container fleet is leased by TEM to third-party lessees on operating master leases, spot leases and term leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase options.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership were as follows:

                                 Three months ended            Nine months ended
                                    September 30,                 September 30,
                                    -------------                 -------------
                                   1998       1997               1998      1997
                                   ----       ----               ----      ----

      Salaries                    $  38      $  50               $119      $149
      Other                          45         36                157       122
                                   ----       ----               ----      ----
      Total general and
       administrative costs       $  83      $  86               $276      $271
                                   ====       ====               ====      ====


      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TCC. The General Partners allocated the following general and administrative costs to the
      Partnership:

                                 Three months ended            Nine months ended
                                    September 30,                 September 30,
                                    -------------                 -------------
                                  1998        1997               1998      1997
                                  ----        ----               ----      ----

      TEM                        $  75       $  78               $250      $238
      TCC                            8           8                 26        33
                                  ----        ----               ----      ----
      Total general and
       administrative costs      $  83       $  86               $276      $271
                                  ====        ====               ====      ====

      The General Partners or TAS may acquire containers in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such containers for the Partnership. The containers may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement.

      At September 30, 1998 and December 31, 1997, due from (to) affiliates net, is comprised of:

                                                           1998            1997
                                                           ----            ----
      Due from affiliates:
        Due from TEM...................................  $  192          $    -
                                                           ----            ----

      Due to affiliates:
        Due to TEM.....................................       -              82
        Due to TCC.....................................       7              22
        Due to TL......................................      26             119
                                                           ----            ----
                                                             33             223
                                                           ----            ----
      Due from (to) affiliates, net                      $  159          $ (223)
                                                           ====            ====

      Included in the amount due to TL at December 31, 1997 is $29 in loans used to facilitate container purchases. The loan was repaid on March 31, 1998. All other amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses and fees described above and in the accrual and remittance of net rental revenues from TEM.

      It is the policy of the Partnership and the General Partners to charge interest on amounts due to the General Partners which are outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. The Partnership incurred $1 of interest expense on amounts due to the General Partners for the nine-month period ended September 30, 1998. There was no interest expense incurred on amounts due to the General Partners for the three-month period ended September 30, 1998 and for the three- and nine-month periods ended September 30, 1997.

Note 6.   Rentals Under Long-Term Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at September 30, 1998. Although the leases are generally cancelable at the end of each twelve-month period with a penalty, the following schedule assumes that the leases will not be terminated.

              Year ending September 30:

              1999.............................................           $  805
              2000.............................................               82
              2001.............................................               14
              2002.............................................               13
              2003.............................................               12
                                                                            ----

              Total minimum future rentals receivable..........           $  926
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership for the three- and nine-month periods ended September 30, 1998 and 1997. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From May 10, 1996 until April 30, 1997, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,100 on June 17, 1996, and raised a total of $36,968 from the offering.

From time to time, the Partnership will redeem units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the managing general partner's discretion. All redemptions are subject to the managing general partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. Since inception, the Partnership has not redeemed any units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the nine-month period ended September 30, 1998, the Partnership declared cash distributions to limited partners pertaining to the period from December 1997 through May 1998, in the amount of $2,434. These distributions represent a return of 9% on original capital (measured on an annualized basis) on each unit from December 1997 through June 1998 and 8% on original capital (measured on an annualized basis) on each unit for July and August 1998. On a cash basis, all of these distributions were from operations. On a GAAP basis, $1,067 of these distributions was a return of capital and the balance was from net earnings.

At  September  30,  1998,  the   Partnership  had  no  commitments  to  purchase
containers.

Net cash provided by operating activities for the nine-month periods ending September 30, 1998 and 1997, was $3,009 and $2,220, respectively. The increase of $789, or 36%, is primarily attributable to fluctuations in net earnings and accounts receivable, offset by the fluctuation in due from affiliates, net. The increase in net earnings of $423, or 39%, resulted primarily from an increase in rental income, which is discussed more fully in "Results of Operations". Accounts receivable decreased $166 in the nine-month period ended September 30, 1998 primarily due to a decrease in the average collection period of accounts receivable and to the resolution of payment issues with one lessee. The increase in accounts receivable of $532 in the equivalent period in 1997 was primarily due to the increase in fleet size. Due from affiliates, net increased $279 in the nine-month period ended September 30, 1998 compared to an increase of $120 in due to affiliates, net in the equivalent period in 1997. Fluctuations in due from (to) affiliates, net resulted from the increase in fleet size as well as timing differences in payment of expenses and fees and in the remittance of net rental revenues from TEM.

For the nine-month period ending September 30, 1998, net cash provided by investing activities (the purchase and sale of containers) was $105 compared to net cash used in investing activities of $2,923 for the equivalent period in 1997. The difference of $3,028 is primarily due to the Partnership having purchased more containers during the nine-month period ended September 30, 1997 than in the comparable period in 1998 and due to the return of restricted funds of $991, previously held as collateral for the Partnership's credit facility in 1997. The purchase of more containers in the period ended September 30, 1997 reflects that the Partnership was still purchasing containers with proceeds raised in the offering. Recent container purchases (reinvestment) are currently lower than anticipated due to the adverse effect of market conditions on cash available for reinvestment. Market conditions are discussed more fully under "Results of Operations". Consistent with its investment objectives, the Partnership intends to reinvest all or a significant amount of proceeds from future container sales in additional containers. However, due to the difference between sales proceeds and new container prices, and to the Partnership purchasing larger more expensive containers, the number of additional containers purchased may not equal the number of containers sold.

During 1997 the Partnership borrowed $29 from a general partner to purchase containers. It is the policy of the Partnership and the General Partners to charge interest on borrowings from affiliates arising from the Partnership's acquisition of containers, which are outstanding for more than one month.
Interest is charged to the Partnership at a rate not greater than the General Partners' own cost of funds. The Partnership paid $1 of interest during the nine-month period ended September 30, 1998. The interest rate in effect at March 31, 1998 was 8.5%. The Partnership repaid the loan on March 31, 1998 with cash provided by operations and proceeds from the sale of containers.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the nine-month periods ended September 30, 1998 and 1997, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               1998         1997
                                                               ----         ----
                 Beginning container fleet...............     10,728       9,099
                 Ending container fleet..................     10,740      10,741
                 Average container fleet.................     10,734       9,920

The growth in the average container fleet of 8% from the nine-month period ended September 30, 1997 to the same period in 1998, was primarily due to the buildup of the Partnership's portfolio as the initial gross proceeds from the offering were invested.

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 84% on average during both of the nine-month periods ended September 30, 1998 and 1997. In addition, rental income is affected by daily rental rates and leasing incentives.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 1998 and 1997.

The Partnership's income from operations for the nine-month periods ending September 30, 1998 and 1997 was $1,489 and $1,124, respectively, on rental income of $4,744 and $4,189, respectively. The increase in rental income of $555, or 13%, from the nine-month period ended September 30, 1997 to the comparable period in 1998 was attributable to increases in income from container rentals and other rental income. Income from container rentals, the major component of total revenue, increased $293, or 8%. This increase was primarily due to an increase in the average container fleet of 8% and a decrease in leasing incentives of 56%, offset by a decrease in average rental rates of 4%.

Container utilization and rental rates declined during 1996 and 1997 primarily due to decreased demand for leased containers and increased competition. The decrease in demand for leased containers resulted from changes in the business of shipping line customers consisting primarily of (i) over-capacity resulting from the 1995 and 1996 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade;
(ii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers; and (iii) shipping lines reducing their ratio of leased versus owned containers by purchasing containers. This decreased demand, along with the entry of new leasing company competitors offering low container rental rates to shipping lines, resulted in downward pressure on rental rates, and caused leasing companies to offer higher leasing incentives and other discounts to shipping lines. The decline in the purchase price of new containers during this period, which continued into 1998, has also caused additional downward pressure on rental rates.

Additionally, the weakening of many Asian currencies in 1998 has resulted in a significant increase in exports from Asia to North America and Europe and a corresponding decrease in imports into Asia from North America and Europe. This trade imbalance has created a strong demand for containers in Asia and a weak demand for containers in North America and Europe. This imbalance has resulted in the stabilization of average utilization and the decline in leasing incentives, but also resulted in an unusually high build-up of containers in lower demand locations during the nine-month period ended September 30, 1998 compared to the equivalent period in 1997. Although average utilization rates have stabilized, utilization rates have been slowly declining since late 1997. In order to improve utilization and alleviate the container build-up, TEM has begun an aggressive effort to reposition newer containers to demand locations. The Partnership anticipates incurring increased direct container expenses, which may have a material negative effect on the Partnership's results of operations. For the near term, the General Partners do not foresee material changes in existing market conditions and caution that both utilization and lease rates could decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine-month period ended September 30, 1998, the total of these other rental income items was $550, an increase of $262 from the equivalent period in 1997. This increase was primarily due to an increase in location income of $296, offset by a decrease in handling income of $62. Location income increased due to a decrease in credits given to lessees for picking up containers from certain locations and due to the inclusion of certain credits received during 1997 and 1998 which had been previously applied against repositioning expense. Handling income decreased primarily due to decreases in container movement and the average handling price charged per container during the nine-month period ending September 30, 1998 compared to the equivalent period in 1997.

Direct container expenses increased $138, or 16%, from the nine-month period ended September 30, 1997 to the equivalent period in 1998, primarily due to increases in repositioning and DPP expenses of $113 and $48, respectively, offset by a decrease in handling expense of $36. Repositioning expense increased primarily due to an increase in the number of containers repositioned at a higher average cost per container and due to the removal of certain credits from repositioning costs to other rental income as discussed above. DPP expense increased primarily due to an increase in the number of units requiring repair, offset by a decrease in the average repair cost per container. Handling expense decreased primarily due to decreases in container movement and the average handling cost per container during the nine-month period ending September 30, 1998 compared to the equivalent period in 1997.

Bad debt expense decreased from an expense of $41 in the nine-month period ended September 30, 1997 to a benefit of $28 in the comparable period in 1998. The benefit recorded in 1998 was primarily due to the resolution of payment issues with one lessee and due to lower reserve requirements.

Depreciation expense increased $76, or 5%, from the nine-month period ended September 30, 1997 to the same period in 1998 primarily due to the increase in average fleet size.

Management fees to affiliates increased $41, or 10%, from the nine-month period ended September 30, 1997 to the equivalent period in 1998, due to increases in equipment and incentive management fees. Equipment management fees, which are based on gross revenue, increased due to the increase in rental income and were 7% of gross revenue for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions and partners' capital, increased due to the increase in total partners' capital, offset by the decreases in the limited partner distribution rate from 10% to 9% in April 1997 and from 9% to 8% in July 1998.

General and administrative costs to affiliates increased $5, or 2%, from the nine-month period ended September 30, 1997 to the comparable period ending in 1998 due to an increase in overhead costs allocated by TEM, offset by a decrease in overhead costs allocated by TCC.

Other income provided $22 of additional income in the nine-month period ending September 30, 1998, an increase of $58, compared to the equivalent period in 1997. The increase was due to a decrease in interest expense, net of $106, offset by a decrease in gain on sale of equipment of $48. The decrease in interest expense, net was primarily due to the Partnership paying the credit facility in full on March 30, 1997.

Net earnings per limited partnership unit increased from $0.58 to $0.74 from the nine-month period ending September 30, 1997 to the equivalent period in 1998, reflecting the increase in net earnings allocated to limited partners from $985 to $1,367, for the same periods.


The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 1998 and 1997.

The Partnership's income from operations for the three-month periods ending September 30, 1998 and 1997 was $485 and $497, respectively, on rental income of $1,579 and $1,581, respectively. Income from container rentals, the major component of rental income, decreased $68, or 5%, primarily due to the decreases in utilization and average rental rates of 6% and 3%, respectively, offset by an increase in average fleet size of 2% and a decrease in leasing incentives of 67%.

Other rental income for the three-month period ended September 30, 1998 was $180, an increase of $66 from the comparable period in 1997. This increase was primarily due to an increase in location income of $94, offset by a decrease in handling income of $45. Location income increased due to a decrease in credits given to lessees for picking up containers from certain locations. Handling income decreased due to a decrease in container movement.

Direct container expenses increased $56, or 18%, from the three-month period ending September 30, 1997 to the equivalent period in 1998, primarily due to increases in repositioning and DPP expenses of $40 and $27, respectively. Repositioning expense increased primarily due to an increase in the number of containers repositioned at a higher average cost per container. DPP expense increased primarily due to an increase in the number of units requiring repair, offset by a decrease in the average repair cost per container.

Bad debt benefit increased from a benefit of $3 in the three-month period ended September 30, 1997, to a benefit of $21 in the three-month period ended September 30, 1998. The benefits recorded in 1997 and 1998 were primarily due to a lowering of reserve requirements.

Depreciation expense decreased $12, or 2%, from the three-month period ended September 30, 1997 to the same period in 1998 despite the 2% increase in average fleet size, primarily due to retroactive depreciation recorded in 1997 relating to new container purchases made during the second and third quarters of 1997.

Management fees to affiliates decreased $4, or 3%, from the three-month period ended September 30, 1997 to the comparable period in 1998, due to the decrease in incentive management fees, which decreased as a result of the July 1998 decrease in the limited partner distribution percentage.

General and administrative costs to affiliates decreased $3 or 3%, from the three-month period ended September 30, 1997 to the comparable period in 1998 due to a decrease in overhead costs allocated by TEM.

Other income decreased $22 from the three-month period ending September 30, 1997 to the equivalent period in 1998. This decrease was due to the decrease in interest income and the fluctuation of loss/gain on sale of containers from a gain of $7 in the nine-month period ending September 30, 1997 to a loss of $3 in the comparable period in 1998.

Net earnings per limited partnership unit decreased from $0.26 to $0.24 from the three-month period ending September 30, 1997 to the same period in 1998, reflecting the decrease in net earnings allocated to limited partners from $472 to $441, respectively.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 1998 which would result in such a risk materializing.

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

Readiness for Year 2000

Many computer systems may experience difficulty processing dates beyond the year 1999; as a consequence, some computer hardware and software at most companies will need to be modified or replaced prior to the year 2000 in order to remain functional. The Partnership relies on the financial and operating systems provided by the General Partners; these systems include both information technology (IT) systems as well as non-information technology (non-IT) systems. For IT and non-IT systems developed by independent third parties (externally-developed) the General Partners have obtained representations from their vendors and suppliers that these systems are Year 2000 compliant and have internally tested significant systems as operational. The General Partners have reviewed all internally-developed IT and non-IT systems for Year 2000 issues and identified certain of these systems which required revision. The General Partners have completed the revision and testing of these identified systems, and these revised systems are now operational.

The cost of the revisions and testing relating to these systems was incurred by TEM and a portion of the cost was allocated to the Partnership as part of general and administrative costs allocated from TEM. While Year 2000 remediation costs were not specifically identified, it is estimated that total Year 2000 related expenses included in allocated overhead from TEM were less than $10. The Partnership and the General Partners do not anticipate incurring significant additional remediation costs related to the Year 2000 issue. There has been no material effect on the Partnership's financial condition and results of operations as a result of TEM's delay in routine maintenance and repair projects as a result of Year 2000 remediation.

Year 2000 compliance testing was undertaken by the General Partners on both externally- and internally-developed systems. Standard transactions were processed under simulated operating conditions for dates crossing over January 1, 2000 as well as for other critical dates such as February 29, 2000. In the standard business scenarios tested, the identified systems appeared to function correctly. Under nonstandard conditions or unforeseen scenarios, the results may be different. Therefore, these tests, regardless of how carefully they were conducted, cannot guarantee that the General Partners' systems will function without error in the Year 2000 and beyond. If these systems are not operational in the Year 2000, the General Partners have determined that they can operate manually for approximately two to three months while correcting the system problems before experiencing material adverse effects on the Partnership's and the General Partners' business and results of operations. However, shifting portions of the daily operations to manual processes may result in time delays and increased processing costs. Additionally, the Partnership and General Partners may not be able to provide lessees with timely and pertinent information, which may negatively affect customer relations and lead to the potential loss of lessees, even though the immediate monetary consequences of this would be limited by the standard Partnership lease agreements between the lessees and the Partnership.

The Partnership and the General Partners are also continuing their assessment of Year 2000 issues with third parties, comprised of lessees, manufacturers, depots, and other vendors and suppliers, with whom the Partnership and the General Partners have a material business relationship (Third Parties). Currently, the Partnership and the General Partners believe that if a significant portion of its lessees is non-compliant for a substantial length of time, the Partnership's operations and financial condition would be materially adversely affected. Non-compliance by other Third Parties is not expected to have a material effect on the Partnership's results of operations and financial condition. The General Partners have sent letters to lessees and other Third Parties requesting representations on their Year 2000 readiness. The General Partners have received responses to fewer than 50% of the letters sent. The General Partners will follow up with non-respondents and will continue to identify additional Third Parties whose Year 2000 readiness should be assessed. As this assessment has not been completed, the General Partners have not yet assumed that a lack of response means that the Third Party will not be Year 2000 compliant.

Nevertheless, the Partnership and the General Partners believe that they are likely to encounter Year 2000 problems with Third Parties, particularly those with significant operations within countries that are not actively promoting correction of Year 2000 issues. In the event that the systems of these Third Parties are not Year 2000 compliant by January 1, 2000, the Partnership's business may be disrupted and results of operations may be adversely affected. Possible consequences of Year 2000 non-compliance among Third Parties include, but are not limited to, (i) TEM's inability to provide service to certain areas of the world, (ii) delays in container movement, (iii) payment and collection difficulties, and (iv) invoicing errors due to late reporting of transactions. These types of problems could result in additional operating costs and loss of lessee business. As discussed above, the General Partners are prepared to shift portions of their daily operations to manual processes in the event of Third Party non-compliance. With respect to manufacturers, vendors and other suppliers, the General Partners would also attempt to find alternate sources for goods and services. With respect to depots and agents who handle, inspect or repair containers, if the majority of the computer systems and networks of TEM are operational, the General Partners believe that they will be able to compensate manually for these Third Parties' failures (e.g., one field office performing data entry for another, communication with depots conducted without computers), using temporary personnel at additional cost. Although costs will be incurred to pay for the temporary personnel, the Partnership and the General Partners do not expect these costs to be material to the Partnership. With respect to lessees' non-compliance, the General Partners would compensate for communications failures manually. If a lessee's noncompliance is broad enough to disrupt significantly the operations of its shipping business, the resulting loss of revenue could result in the lessee renting fewer containers, adversely affecting the Partnership's business. The Partnership and the General Partners are unable to estimate the financial impact of these problems, but to the extent that lessees problems result in weakening demand for containers, the Partnership's results of operations would likely be adversely affected. If Year 2000 problems result in delays in collections, either because of the additional time required to communicate with lessees or because of lessees' loss of revenues, the Partnership's cash flow could be affected and distributions to general and limited partners could be reduced. The Partnership and the General Partners believe that these risks are inherent in the industry and are not specific to the Partnership or General Partners.

Forward-Looking Statements and Other Risk Factors

The foregoing analysis of Year 2000 issues includes forward-looking statements and predictions about possible or future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate, because of the assumptions made by the Partnership and the General Partners or the actual development of future events. No assurance can be given that any of these forward-looking statements and predictions will ultimately prove to be correct or even substantially correct. Some of the risks relating to Year 2000 compliance are described above. In addition, in analyzing Year 2000 issues, the Partnership and the General Partners have assumed that the infrastructure of the United States and most other countries, including ports and customs, remains intact. If the infrastructure of one or more countries were to fail, the resulting business disruption would likely have an adverse effect on the Partnership and the General Partners.

Various other risks and uncertainties could also affect the Partnership and could affect the Year 2000 analysis causing the effect on the Partnership to be more severe than discussed above. These risks and uncertainties include, but are not limited to, the following. As noted above, the Partnerships' and the General Partners' Year 2000 compliance testing cannot guarantee that all computer systems will function without error beyond the Year 2000. Tests were only conducted of normal business scenarios, and no independent verification or testing was used. Risks also exist with respect to Year 2000 compliance by Third Parties, such as the risk that an external party, who may have no relationship to the Partnership or General Partners, but who has a significant relationship with one or more Third Parties, may have a system failure that adversely affects the Partnership's ability to conduct its business. While the Partnership and the General Partners are attempting to identify such external parties, no assurance can be given that they will be able to do so. Furthermore, Third Parties with direct relationships with the Partnership, whose systems have been identified as likely to be Year 2000 compliant, may suffer a breakdown due to unforeseen circumstances. It is also possible that the information collected by the General Partners from these Third Parties regarding their compliance with Year 2000 issues may be incorrect. Finally, it should be noted that the foregoing discussion of Year 2000 issues assumes that to the extent the General Partners' systems fail, either because of unforeseen complications or because of Third Parties failure, switching to manual operations will allow the Partnership to continue to conduct its business. While the Partnership and the General Partners believe this assumption to be reasonable, if it is incorrect, the Partnership's results of operations would likely be adversely affected.

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


Date:  November 11, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Executive Vice President,                      November 11, 1998
John R. Rhodes                           (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 November 11, 1998
Philip K. Brewer                         Officer)


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


                                        TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                                        A California Limited Partnership

                                        By Textainer Capital Corporation
                                        The Managing General Partner



                                        By /s/John R. Rhodes
                                           _______________________________
                                           John R. Rhodes
                                           Executive Vice President


Date:   November 11, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date



/s/John R. Rhodes                        Executive Vice President,                      November 11, 1998
________________________                 (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary



/s/Philip K. Brewer                      President (Principal Executive                 November 11, 1998
________________________                 Officer)
Philip K. Brewer
