Form 10-Q
period 1999-06-30
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 1999-08-13
CIK 1003638

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 13, 1999


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 1999.

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


                  For the quarterly period ended June 30, 1999


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

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 1999

Table of Contents
-------------------------------------------------------------------------------------------------------------------



                                                                                                               Page
Item 1.   Financial Statements

          Balance Sheets - June 30, 1999 (unaudited)
          and December 31, 1998.............................................................................    3


          Statements of Earnings for the three and six months
          ended June 30, 1999 and 1998 (unaudited)..........................................................    4


          Statements of Partners' Capital for the six months
          ended June 30, 1999 and 1998 (unaudited)..........................................................    5


          Statements of Cash Flows for the six months
          ended June 30, 1999 and 1998 (unaudited)..........................................................    6


          Notes to Financial Statements (unaudited).........................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................   12





TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Balance Sheets

June 30, 1999 and December 31, 1998
(Amounts in thousands)
----------------------------------------------------------------------------------------------------------

                                                                        1999                    1998
                                                                   ----------------        ---------------
                                                                     (unaudited)
Assets
Container rental equipment, net of accumulated
      depreciation of $6,834 (1998:  $5,872) (note 4)              $        26,287         $       27,435
Cash                                                                           309                    274
Accounts receivable, net of allowance
      for doubtful accounts of $99 (1998:  $70)                              1,229                  1,188
 Due from affiliates, net (note 2)                                              88                    221
 Prepaid expenses                                                                3                      8
                                                                   ----------------        ---------------
                                                                   $        27,916         $       29,126
                                                                   ================        ===============
Liabilities and Partners' Capital
Liabilities:
      Accounts payable                                             $           193         $          176
      Accrued liabilities                                                      106                    117
      Accrued recovery costs                                                    70                     60
      Accrued damage protection plan costs                                     138                    124
      Deferred quarterly distributions                                          30                     42
                                                                   ----------------        ---------------
          Total liabilities                                                    537                    519
                                                                   ----------------        ---------------

Partners' capital:
      General partners                                                           -                      -
      Limited partners                                                      27,379                 28,607
                                                                   ----------------        ---------------
          Total partners' capital                                           27,379                 28,607
                                                                   ----------------        ---------------
                                                                   $        27,916         $       29,126
                                                                   ================        ===============


See accompanying notes to financial statements





TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Earnings

For the three and six months ended June 30, 1999 and 1998
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                               Three months     Three months       Six months        Six months
                                                                  Ended            Ended             Ended              Ended
                                                              June 30, 1999     June 30, 1998     June 30, 1999     June 30, 1998
                                                             ---------------   ---------------   ---------------   ---------------
Rental income                                                $        1,304    $        1,540    $        2,601    $        3,115
                                                             ---------------   ---------------   ---------------   ---------------
Costs and expenses:
    Direct container expenses                                           499               273               924               571
    Bad debt expense (benefit)                                            4               (60)               32                (7)
    Depreciation                                                        498               499               997               999
    Professional fees                                                    22                12                32                21
    Management fees to affiliates (note 2)                              117               146               239               298
    General and administrative costs to affiliates (note 2)              75                91               165               193
    Other general and administrative costs                               13                23                25                36
                                                             ---------------   ---------------   ---------------   ---------------
                                                                      1,228               984             2,414             2,111
                                                             ---------------   ---------------   ---------------   ---------------
    Income from operations                                               76               556               187             1,004
                                                             ---------------   ---------------   ---------------   ---------------

Other income:
    Interest income, net                                                  6                 5                11                 8
    Gain (loss) on sale of containers                                     6                (2)               10                12
                                                             ---------------   ---------------   ---------------   ---------------
                                                                         12                 3                21                20
                                                             ---------------   ---------------   ---------------   ---------------
    Net earnings                                             $           88    $          559    $          208    $        1,024
                                                             ===============   ===============   ===============   ===============

Allocation of net earnings (note 2):
    General partners                                         $           61    $           53    $          142    $           97
    Limited partners                                                     27               506                66               927
                                                             ---------------   ---------------   ---------------   ---------------
                                                             $           88    $          559    $          208    $        1,024
                                                             ===============   ===============   ===============   ===============

Limited partners' per unit share of
    net earnings                                             $         0.01    $         0.27    $         0.04    $         0.50
                                                             ===============   ===============   ===============   ===============

Limited partners' per unit share
    of distributions                                         $         0.30    $         0.45    $         0.70    $         0.90
                                                             ===============   ===============   ===============   ===============

Weighted average number of limited
    partnership units outstanding                                 1,848,397         1,848,397         1,848,397         1,848,397
                                                             ===============   ===============   ===============   ===============

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                    Partners' Capital
                                                                ----------------------------------------------------------
                                                                  General             Limited                  Total
                                                                ------------       ---------------         ---------------

Balances at January 1, 1998                                     $      (682)       $       31,094          $       30,412

Distributions                                                          (183)               (1,664)                 (1,847)

Net earnings                                                             97                   927                   1,024
                                                                ------------       ---------------         ---------------
Balances at June 30, 1998                                       $      (768)       $       30,357          $       29,589
                                                                ============       ===============         ===============

Balances at January 1, 1999                                     $         -        $       28,607          $       28,607

Distributions                                                          (142)               (1,294)                 (1,436)

Net earnings                                                            142                    66                     208
                                                                ------------       ---------------         ---------------
Balances at June 30, 1999                                       $         -        $       27,379          $       27,379
                                                                ============       ===============         ===============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                            1999                    1998
                                                                       ----------------        ----------------
Cash flows from operating activities:
   Net earnings                                                        $           208         $         1,024
   Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation                                                              997                     999
         Increase (decrease) in allowance for doubtful accounts                     29                      (7)
         Gain on sale of containers                                                (10)                    (12)
         (Increase) decrease in assets:
             Accounts receivable                                                   (22)                      3
             Due from affiliates, net                                              142                    (102)
             Prepaid expenses                                                        5                      16
         Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                                6                     (27)
             Accrued recovery costs                                                 10                      12
             Accrued damage protection plan costs                                   14                       3
                                                                       ----------------        ----------------
             Net cash provided by operating activities                           1,379                   1,909
                                                                       ----------------        ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                110                      66
   Container purchases                                                               -                      (6)
                                                                       ----------------        ----------------
             Net cash provided by investing activities                             110                      60
                                                                       ----------------        ----------------

Cash flows from financing activities:
   Distributions to partners                                                    (1,454)                 (1,911)
   Repayments of borrowings from affiliates                                          -                     (29)
                                                                       ----------------        ----------------
              Net cash used in financing activities                             (1,454)                 (1,940)
                                                                       ----------------        ----------------

Net increase in cash                                                                35                      29

Cash at beginning of period                                                        274                     111
                                                                       ----------------        ----------------
Cash at end of period                                                  $           309         $           140
                                                                       ================        ================
Interest paid during the period                                        $             -         $             1
                                                                       ================        ================

See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the six months ended June 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, proceeds from sale of containers and distributions to partners which had not been paid or received by the Partnership as of June 30, 1999 and 1998, and December 31, 1998 and 1997, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash
Flows for the six-month periods ended June 30, 1999 and 1998.

                                                                          June 30    Dec. 31     June 30    Dec. 31
                                                                             1999       1998        1998       1997
                                                                          -------    -------     -------    -------
Container purchases included in:
     Due to affiliates...................................................     $ -        $ -        $  -       $  1

Proceeds from sale of containers included in:
     Due from affiliates.................................................      44         41          29         13

Distributions to partners included in:
     Due to affiliates...................................................      20         26          30         91
     Deferred quarterly distributions....................................      30         42          55         58

The following table summarizes the amounts of container purchases, proceeds from sale of containers and distributions to partners recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1999 and 1998.

                                                                                         1999          1998
                                                                                         ----          ----

Container purchases recorded................................................           $    -        $    5
Container purchases paid....................................................                -             6

Proceeds from sale of containers recorded...................................              113            82
Proceeds from sale of containers received...................................              110            66

Distributions to partners declared..........................................            1,436         1,847
Distributions to partners paid..............................................            1,454         1,911

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 1999 and 1998
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------


Note 1.   General

      Textainer Equipment Income Fund VI, L.P. (the Partnership), a California limited partnership with a maximum life of 21 years, was formed in 1995. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

      All adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1999 and December 31, 1998, and the results of its operations, changes in partners' capital and cash flows for the six-month periods ended June 30, 1999 and 1998, have been made.

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

      In accordance with the Partnership Agreement, sections 3.10 through 3.12, net earnings or losses and distributions are generally allocated 9.5% to the General Partners and 90.5% to the Limited Partners. If the allocation of distributions exceeds the allocation of net earnings and creates a deficit in a General Partner's capital account, the Partnership Agreement provides for a special allocation of gross income equal to the amount of the deficit.

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $26 and $57 of incentive management fees during the three and six-month periods ended June 30, 1999 and $38 and $77 for the comparable periods in 1998. No equipment liquidation fees were incurred during these periods.

      The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates, net at June 30, 1999 and December 31, 1998.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $91 and $182 for the three and six-month periods ended June 30,
      1999 and $108 and $221 for the comparable periods in 1998. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership in the three and six-month periods ended June 30, 1999 and 1998 were as follows:

                                                        Three months                 Six months
                                                       ended June 30,              ended June 30,
                                                       ---------------             ---------------
                                                       1999       1998             1999       1998
                                                       ----       ----             ----       ----
               Salaries                                 $40        $47             $ 88       $ 96
               Other                                     35         44               77         97
                                                        ---        ---              ---        ---
                 Total general and
                    administrative costs                $75        $91             $165       $193
                                                        ===        ===              ===        ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TCC. The General
      Partners allocated the following general and administrative costs to the Partnership in the three and six-month periods ended June 30, 1999 and 1998:

                                                        Three months                  Six months
                                                       ended June 30,               ended June 30,
                                                       ---------------             -----------------
                                                       1999       1998             1999         1998
                                                       ----       ----             ----         ----

               TEM                                      $67        $82             $148         $175
               TCC                                        8          9               17           18
                                                        ---        ---              ---          ---
                 Total general and
                    administrative costs                $75        $91             $165         $193
                                                        ===        ===              ===          ===

      The General Partners may acquire containers in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such containers for the Partnership. The containers may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement.

      At June 30, 1999 and December 31, 1998, due from affiliates net, is comprised of:

                                                           1999            1998
                                                           ----            ----
      Due from affiliates:
        Due from TEM...................................    $116            $251
                                                            ---             ---

      Due to affiliates:
        Due to TCC.....................................       8               4
        Due to TL......................................      20              26
                                                            ---             ---
                                                             28              30
                                                            ---             ---

      Due from affiliates, net                             $ 88            $221
                                                            ===             ===

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses and fees described above and in the accrual and remittance of net rental revenues and sales proceeds from TEM.

      It is the policy of the Partnership and the General Partners to charge interest on amounts due to the General Partners which are outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. On March 31, 1998, the Partnership repaid its loan of $29 from TL, which was used to facilitate container purchases. The Partnership incurred $1 of interest expense on amounts due to the General Partners for the six-month period ended June 30, 1998. There was no interest expense incurred on amounts due to the General Partners for the three-month period ended June 30, 1998 or for the three and six-month periods ended June 30, 1999.

Note 3.   Rentals Under Long-Term Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at June 30, 1999. Although the leases are generally cancelable with a penalty at the end of each twelve-month period, the following schedule assumes that the leases will not be terminated.

            Year ending June 30:

            2000.............................................            $  49
            2001.............................................               29
            2002.............................................               28
            2003.............................................                9
                                                                           ---
            Total minimum future rentals receivable..........             $115
                                                                           ===

Note 4.   Container Rental Equipment

      The prices for new containers have been declining since 1995, and the cost of new containers at year-end 1998 and during the first half of 1999 was significantly less than the cost of containers purchased in prior years. The Partnership has evaluated the recoverability of the recorded amount of container rental equipment and determined that a reduction to the carrying value of the containers was not required during the year ended December 31, 1998 or the six-month period ended June 30, 1999.

Note 5.   Readiness for Year 2000

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership as of and for the three and six-month periods ended June 30, 1999 and 1998. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

Limited Partners are currently receiving monthly cash distributions in an annualized amount equal to 6% of their original investment. During the six-month period ended June 30, 1999, the Partnership declared cash distributions to limited partners pertaining to the period from December 1998 through May 1999, in the amount of $1,294. On a cash basis, all of these distributions were from operating activities. On a GAAP basis, $1,228 of these distributions was a return of capital and the balance was from net income.

At June 30, 1999, the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the six-month periods ending June 30, 1999 and 1998, was $1,379 and $1,909, respectively. The decrease of $530, or 28%, is primarily attributable to the decrease in net earnings adjusted for non-cash transactions, offset by fluctuations in due from affiliates, net. Net earnings, adjusted for non-cash transactions decreased primarily due to the decline in rental income and the increase in direct container expenses. These fluctuations are discussed more fully in "Results of Operations". Fluctuations in due from affiliates, net resulted from timing differences in the payment of expenses and fees and the remittance of net rental revenues.

For the six-month periods ending June 30, 1999 and 1998, net cash provided by investing activities (the purchase and sale of containers) was $110 and $60, respectively. The increase of $50 was primarily due to an increase in the average sales price per container received during the six month period ended June 30, 1999 compared to the equivalent period in 1998. Consistent with its investment objectives, the Partnership intends to continue to reinvest available cash from operations and all or a significant amount of the proceeds from container sales in additional containers. However, the number of additional containers purchased may not equal the number of containers sold, as new container prices are likely to be greater than proceeds from container sales. Additionally, current market conditions are expected to continue to have an adverse effect on the amount of cash provided by operations that is available for additional container purchases, which has resulted in lower than anticipated reinvestment in containers.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the six-month periods ended June 30, 1999 and 1998, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               1999         1998
                                                               ----         ----

                 Beginning container fleet...............     10,718      10,728
                 Ending container fleet..................     10,688      10,703
                 Average container fleet.................     10,703      10,716

As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold, which is likely to result in a trend towards a smaller average container fleet.

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 76% and 85% during the six-month periods ended June 30, 1999 and 1998, respectively. This decline in utilization, caused by lower demand, had a significant adverse effect on rental income as discussed below. In addition, rental income is affected by daily rental rates and leasing incentives.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 1999 and 1998.

The Partnership's income from operations for the six-month periods ending June 30, 1999 and 1998 was $187 and $1,004, respectively, on rental income of $2,601 and $3,115, respectively. The decrease in rental income of $514, or 17%, from the six-month period ended June 30, 1998 to the comparable period in 1999 was primarily attributable to a decrease in income from container rentals, the major component of total revenue, which decreased $465, or 17%, primarily due to decreases in the average on-hire utilization and average rental rates of 11% and 5%, respectively. Rental income was also adversely affected by the increase in leasing incentives; however, the decline in utilization, which is discussed below, had the most significant adverse effect on rental income.

The decline in average utilization from the six-month period ended June 30, 1998 to the equivalent period in 1999 was primarily due to lower demand for leased containers. Demand decreased primarily due to (i) shipping lines continuing to purchase rather than lease containers as a result of historically low new container prices and low interest rates and (ii) the growth of the trade imbalance in Asia. Rental rates have also declined as shipping lines continued to negotiate lower rates as a result of this lower demand and the historically low container prices.

The trade imbalance has resulted in the continuing build-up of containers in lower demand locations. The General Partners have continued their efforts to reposition newer containers to higher demand locations in an effort to improve utilization and alleviate container build-up. The Partnership continued to incur increased direct container expenses in 1999 as a result of this repositioning. For the near-term, the General Partners plan to monitor market conditions to determine whether additional repositioning efforts are required. However, currently there are no significant repositioning efforts planned.

Current market conditions have also caused the decline in the economic value of certain containers, which has resulted in write-downs and losses being recorded on certain older containers managed by TEM. These containers were identified as being for sale and were located in lower demand locations. These containers were sold as the expected economic benefit of continuing to own these containers was significantly less than that of newer containers primarily due to their shorter remaining marine life and shipping lines' preference for leasing newer containers. There have been no such losses or write downs recorded by the Partnership primarily due to the young age of the container fleet. However, as the container fleet ages, the Partnership may incur losses and/or write downs on the sale of its older containers located in low demand locations if market conditions do not improve. Additionally, should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value of container rental equipment.

For the near term, the General Partners do not foresee material changes in existing market conditions and caution that both utilization and lease rates could further decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the six-month period ended June 30, 1999, the total of these other rental income items was $270, a decrease of $49 from the equivalent period in 1998. Other income decreased primarily due to decreases in location and handling income of $ 39 and $33, respectively, offset by an increase in DPP income of $21. Location income decreased due to an increase in credits given to lessees for picking up containers from certain locations and a decrease in charges to lessees for dropping off containers in certain locations. Handling income decreased due to decreases in the average handling price charged per container and container movement. DPP income increased due to an increase in the number of containers covered by DPP offset by a lower average DPP price per container for the six-month period ended June 30, 1999 compared to the equivalent period in 1998.

Direct container expenses increased $353, or 62%, from the six-month period ended June 30, 1998 to the equivalent period in 1999. The increase was primarily due to increases in repositioning and storage expenses of $241 and $117, respectively. The repositioning expense increase resulted from more containers being repositioned at a higher average repositioning cost per container. The increase in repositioning is partly a result of the current trade imbalance which has created areas with lower demand for leased containers. Storage expense increased due to the decrease in average utilization and due to an increase in the average storage cost per container during the six-month period ended June 30, 1999 compared to the equivalent period in 1998.

Bad debt expense increased from a benefit of $7 for the six-month period ended June 30, 1998 to an expense of $32 in the comparable period in 1999. The benefit recorded in 1998 was due to the resolution of payment issues with one lessee and lower reserve requirements in 1998.

Depreciation expense was comparable between the six-month periods ended June 30, 1998 and 1999 at $999 and $997, respectively.

Management fees to affiliates decreased $59, or 20%, from the six-month period ended June 30, 1998 to the equivalent period in 1999 due to decreases in equipment and incentive management fees. Equipment management fees, which are based on rental income, decreased due to the decline in rental income, and were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions and partners' capital, decreased due to the decrease in the limited partner distribution percentage from 9% to 8% in July 1998 and from 8% to 6% in March 1999.

General and administrative costs to affiliates decreased $28, or 15%, from the six-month period ended June 30, 1998 to the comparable period in 1999 primarily due to a decrease in the allocation of overhead costs from TEM as the Partnership represents a smaller portion of the total fleet managed by TEM.

Other income remained comparable at $21 and $20 for the six-month periods ended June 30, 1999 and 1998.

Net earnings per limited partnership unit decreased from $0.50 to $0.04 from the six-month period ending June 30, 1998 to the equivalent period in 1999, respectively, reflecting the decrease in net earnings allocated to limited partners from $927 to $66, for the same periods. The allocation of net earnings included a special allocation of gross income during 1999 to the General Partners in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 1999 and 1998.

The Partnership's income from operations for the three-month periods ending June 30, 1999 and 1998 was $76 and $556, respectively, on rental income of $1,304 and $1,540, respectively. The decrease in rental income of $236, or 15%, from the three-month period ended June 30, 1998 to the comparable period in 1999 was primarily attributable to the decrease in container rental income. Income from container rentals decreased $238, or 17%, due to the decreases in average on-hire utilization and average rental rates of 8% and 5%, respectively. Leasing incentives also increased; however, the decline in utilization had the most significant adverse effect on rental income. Other rental income was comparable at $134 and $132 for the three-month periods ended June 30, 1999 and 1998, respectively.

Direct container expenses increased $226, or 83% from the three-month period ending June 30, 1998 to the equivalent period in 1999, primarily due to the increases in repositioning and storage expenses of $146 and $49, respectively. The repositioning expense increase resulted from more containers being repositioned at a higher average repositioning cost per container. Storage expense increased due to the decrease in average utilization and due to an increase in the average storage cost per container.

Bad debt expense increased from a benefit of $60 for the three-month period ended June 30, 1998 to an expense of $4 for the comparable period in 1999. The benefit recorded in 1998 was primarily due to the resolution of a payment issue with one lessee and due to lower reserve requirements during 1998.

Depreciation expense remained comparable from the three-month period ended June 30, 1998 to the same period in 1999 at $499 and $498, respectively.

Management fees to affiliates decreased $29, or 20%, from the three-month period ended June 30, 1998 to the comparable period in 1999, due to decreases in equipment and incentive management fees. Equipment management fees were 7% of rental income and decreased due to the decrease in rental income. Incentive management fees decreased due to the decreases in the limited partner distribution percentages discussed above.

General and administrative costs to affiliates decreased $16, or 18%, from the three-month period ended June 30, 1998 to the comparable period in 1999 primarily due to a decrease in the allocation of overhead costs from TEM.

Other income increased $9 from the three-month period ended June 30, 1998 to the comparable period in 1999 primarily due to the fluctuations in gain/loss on sale of containers from a loss of $2 to a gain of $6, respectively.

Net earnings per limited partnership unit decreased from $0.27 for the three-month period ending June 30, 1998 to $0.01 for the same period in 1999, reflecting the decrease in net earnings allocated to limited partners from $506 to $27, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners during 1999 in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 1999, which would result in such a risk materializing.

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

The Partnership and the General Partners are also continuing their assessment of Year 2000 issues with third parties, comprised of lessees, manufacturers, depots, and other vendors and suppliers, with whom the Partnership and the General Partners have a material business relationship (Third Parties). Non-compliance by other Third Parties is not expected to have a material effect on the Partnership's results of operations and financial condition. The General Partners have sent letters to the Partnership's lessees and other Third Parties requesting representations on their Year 2000 readiness. The General Partners have received responses to 90% of these letters with all but seven respondents representing that they are or will be Year 2000 compliant. The General Partners are continuing to follow up with non-respondents and will continue to identify additional Third Parties whose Year 2000 readiness should be assessed. Non-compliance by these seven respondents and by the remaining non-respondents is not expected to have a material adverse effect on the Partnership's operations or financial condition.

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

Various other risks and uncertainties could also affect the Partnership and could affect the Year 2000 analysis, causing the effect on the Partnership to be more severe than discussed above. These risks and uncertainties include, but are not limited to, the following. The Partnerships' and the General Partners' Year 2000 compliance testing cannot guarantee that all computer systems will function without error beyond the Year 2000. Tests were only conducted of normal business scenarios, and no independent verification or testing was used. Risks also exist with respect to Year 2000 compliance by Third Parties, such as the risk that an external party, who may have no relationship to the Partnership or General Partners, but who has a significant relationship with one or more Third Parties, may have a system failure that adversely affects the Partnership's ability to conduct its business. While the Partnership and the General Partners are attempting to identify such external parties, no assurance can be given that they will be able to do so. Furthermore, Third Parties with direct relationships with the Partnership, whose systems have been identified as likely to be Year 2000 compliant, may suffer a breakdown due to unforeseen circumstances. It is also possible that the representations and warranties collected in good faith by the General Partners from these Third Parties regarding their compliance with Year 2000 issues may be incorrect, as the information collected was not independently verified by the General Partners. Finally, it should be noted that the foregoing discussion of Year 2000 issues assumes that to the extent the General Partners' systems fail, either because of unforeseen complications or because of Third Parties' failure, switching to manual operations will allow the Partnership to continue to conduct its business. While the Partnership and the General Partners believe this assumption to be reasonable, if it is incorrect, the Partnership's results of operations would likely be adversely affected.

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


Date:  August 13, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Executive Vice President,                      August 13, 1999
John R. Rhodes                           (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 August 13, 1999
John A. Maccarone                        Officer)


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


Date:   August 13, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date


/s/John R. Rhodes                        Executive Vice President,                      August 13, 1999
________________________                 (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary



/s/John A. Maccarone                     President (Principal Executive                 August 13, 1999
________________________                 Officer)
John A. Maccarone


