Form 10-Q
period 1999-09-30
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 1999-11-12
CIK 1003638

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 12, 1999


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 1999.

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


                For the quarterly period ended September 30, 1999


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 1999

Table of Contents
----------------------------------------------------------------------------------------------------------




                                                                                                      Page
Item 1.   Financial Statements

          Balance Sheets - September 30, 1999 (unaudited)
          and December 31, 1998..............................................................         3


          Statements of Earnings for the three and nine months
          ended September 30, 1999 and 1998 (unaudited)......................................         4


          Statements of Partners' Capital for the nine months
          ended September 30, 1999 and 1998 (unaudited)......................................         5


          Statements of Cash Flows for the nine months
          ended September 30, 1999 and 1998 (unaudited)......................................         6


          Notes to Financial Statements (unaudited)..........................................         8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................................        12





TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Balance Sheets

September 30, 1999 and December 31, 1998
(Amounts in thousands)
----------------------------------------------------------------------------------------------------------

                                                                        1999                    1998
                                                                   ----------------        ---------------
                                                                     (unaudited)
Assets
Container rental equipment, net of accumulated
      depreciation of $7,315 (1998:  $5,872) (note 4)            $          25,732       $         27,435
Cash                                                                           349                    274
Accounts receivable, net of allowance
      for doubtful accounts of $118 (1998:  $70)                             1,282                  1,188
Due from affiliates, net (note 2)                                              264                    221
Prepaid expenses                                                                 -                      8
                                                                   ----------------        ---------------

                                                                 $          27,627       $         29,126
                                                                   ================        ===============
Liabilities and Partners' Capital
Liabilities:
      Accounts payable                                           $             156       $            176
      Accrued liabilities                                                      175                    117
      Accrued recovery costs                                                    74                     60
      Accrued damage protection plan costs                                     149                    124
      Deferred quarterly distributions                                          30                     42
                                                                   ----------------        ---------------

          Total liabilities                                                    584                    519
                                                                   ----------------        ---------------

Partners' capital:
      General partners                                                           -                      -
      Limited partners                                                      27,043                 28,607
                                                                   ----------------        ---------------

          Total partners' capital                                           27,043                 28,607
                                                                   ----------------        ---------------


                                                                 $          27,627       $         29,126
                                                                   ================        ===============


See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Earnings

For the three and nine months  ended  September  30,  1999 and 1998
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                             Three months       Three months         Nine months        Nine months
                                                                    Ended              Ended               Ended              Ended
                                                           Sept. 30, 1999     Sept. 30, 1998      Sept. 30, 1999     Sept. 30, 1998
                                                         ----------------     --------------     ---------------    ---------------
Rental income                                           $           1,374    $         1,579    $          3,975   $          4,794
                                                         ----------------     --------------     ---------------    ---------------
Costs and expenses:
    Direct container expenses                                         365                366               1,289              1,037
    Bad debt expense (benefit)                                         20                (21)                 52                (28)
    Depreciation                                                      495                498               1,492              1,497
    Professional fees                                                  38                 10                  70                 31
    Management fees to affiliates (note 2)                            122                145                 361                443
    General and administrative costs to affiliates (note 2)            57                 83                 222                276
    Other general and administrative costs                             13                 13                  38                 49
                                                          ----------------     --------------     ---------------    ---------------

                                                                    1,110              1,094               3,524              3,305
                                                          ----------------     --------------     ---------------    ---------------

    Income from operations                                            264                485                 451              1,489
                                                          ----------------     --------------     ---------------    ---------------

Other income:
    Interest income, net                                                5                  5                  16                 13
    Gain (loss) on sale of containers                                  10                 (3)                 20                  9
                                                          ----------------     --------------     ---------------    ---------------

                                                                       15                  2                  36                 22
                                                          ----------------     --------------     ---------------    ---------------

    Net earnings                                        $             279    $           487    $            487   $          1,511
                                                          ================     ==============     ===============    ===============

Allocation of net earnings (note 2):
    General partners                                    $              61    $            46    $            203   $            144
    Limited partners                                                  218                441                 284              1,367
                                                          ----------------     --------------     ---------------    ---------------

                                                        $             279    $           487    $            487   $          1,511
                                                          ================     ==============     ===============    ===============

Limited partners' per unit share of
    net earnings                                        $            0.12    $          0.24    $           0.15   $           0.74
                                                          ================     ==============     ===============    ===============

Limited partners' per unit share
    of distributions                                    $            0.30    $          0.42    $           1.00   $           1.32
                                                          ================     ==============     ===============    ===============

Weighted average number of limited
    partnership units outstanding                               1,848,397          1,848,397           1,848,397          1,848,397
                                                          ================     ==============     ===============    ===============

See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                    Partners' Capital
                                                                ----------------------------------------------------------
                                                                  General              Limited                  Total
                                                                ------------       ---------------         ---------------

Balances at January 1, 1998                                   $        (682)     $         31,094        $         30,412

Distributions                                                          (268)               (2,434)                 (2,702)

Net earnings                                                            144                 1,367                   1,511
                                                                ------------       ---------------         ---------------

Balances at September 30, 1998                                $        (806)     $         30,027        $         29,221
                                                                ============       ===============         ===============

Balances at January 1, 1999                                   $           -      $         28,607        $         28,607

Distributions                                                          (203)               (1,848)                 (2,051)

Net earnings                                                            203                   284                     487
                                                                ------------       ---------------         ---------------

Balances at September 30, 1999                                $           -      $         27,043        $         27,043
                                                                ============       ===============         ===============


See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------

                                                                          1999                    1998
                                                                     ----------------        ---------------

Cash flows from operating activities:
   Net earnings                                                     $            487        $         1,511
   Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation                                                          1,492                  1,497
         Increase (decrease) in allowance for doubtful accounts                   48                    (28)
         Gain on sale of containers                                              (20)                    (9)
         (Increase) decrease in assets:
             Accounts receivable                                                 (69)                   166
             Due from affiliates, net                                            (57)                  (279)
             Prepaid expenses                                                      8                     50
         Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                             38                     40
             Accrued recovery costs                                               14                     21
             Accrued damage protection plan costs                                 25                     40
                                                                     ----------------        ---------------

             Net cash provided by operating activities                         1,966                  3,009
                                                                     ----------------        ---------------

Cash flows from investing activities:
   Proceeds from sale of containers                                              178                    111
   Container purchases                                                             -                     (6)
                                                                     ----------------        ---------------

             Net cash provided by investing activities                           178                    105
                                                                     ----------------        ---------------

Cash flows from financing activities:
   Distributions to partners                                                  (2,069)                (2,783)
   Repayments of borrowings from affiliates                                        -                    (29)
                                                                     ----------------        ---------------

              Net cash used in financing activities                           (2,069)                (2,812)
                                                                     ----------------        ---------------

Net increase in cash                                                              75                    302

Cash at beginning of period                                                      274                    111
                                                                     ----------------        ---------------

Cash at end of period                                               $            349        $           413
                                                                     ================        ===============

Interest paid during the period                                     $              -        $             1
                                                                     ================        ===============

See accompanying notes to financial statements





TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the nine months ended September 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, proceeds from sale of containers and distributions to partners which had not been paid or received by the Partnership as of September 30, 1999 and 1998, and December 31, 1998 and 1997, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash
Flows for the nine-month periods ended September 30, 1999 and 1998.

                                                                        Sept. 30    Dec. 31    Sept. 30    Dec. 31
                                                                            1999       1998        1998       1997
                                                                        --------    -------    --------    -------

Container purchases included in:
     Due to affiliates................................................. $      -    $     -    $      -    $     1
     Container purchases payable.......................................        -          -         133          -

Proceeds from sale of containers included in:
     Due from affiliates...............................................       21         41          21         13

Distributions to partners included in:
     Due to affiliates.................................................       20         26          26         91
     Deferred quarterly distributions..................................       30         42          42         58

The following table summarizes the amounts of container purchases, proceeds from sale of containers and distributions to partners recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1999 and 1998.

                                                                                                   1999       1998
                                                                                                   ----       ----

Container purchases recorded................................................                     $    -     $  138
Container purchases paid....................................................                          -          6

Proceeds from sale of containers recorded...................................                        158        119
Proceeds from sale of containers received...................................                        178        111

Distributions to partners declared..........................................                      2,051      2,702
Distributions to partners paid..............................................                      2,069      2,783

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months  ended  September  30,  1999 and 1998
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------


Note 1.   General

      Textainer Equipment Income Fund VI, L.P. (the Partnership), a California limited partnership with a maximum life of 21 years, was formed in 1995. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

      All adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1999, and the results of its operations, changes in partners' capital and cash flows for the nine-month periods ended September 30, 1999 and 1998, have been made.

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

Note 2.   Transactions with Affiliates

      Textainer Capital Corporation (TCC) is the managing general partner of the Partnership. Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are the associate general partners of the Partnership. The managing general partner and associate general partners are collectively referred to as the General Partners. The General Partners also act in this capacity for other limited partnerships. Prior to its liquidation in October 1998, Textainer Acquisition Services Limited (TAS), a former affiliate of the General Partners, performed services related to the acquisition of containers outside the United States on behalf of the Partnership. Effective November 1998, these services are being performed by TEM. The General Partners manage the affairs of the Partnership.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $26 and $83 of incentive management fees during the three and nine-month periods ended September 30, 1999 and $34 and $111 for the comparable periods in 1998. No equipment liquidation fees were incurred during these periods.

      The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates, net at September 30, 1999 and December 31, 1998.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $96 and $278 for the three and nine-month periods ended September 30, 1999 and $111 and $332 for the comparable periods in 1998. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership for the three and nine-month periods ended September 30, 1999 and 1998 were as follows:

                                                        Three months                 Nine months
                                                       ended Sept. 30,             ended Sept. 30,
                                                       ---------------             ---------------
                                                       1999       1998             1999       1998
                                                       ----       ----             ----       ----

               Salaries                                 $33        $44             $121       $141
               Other                                     24         39              101        135
                                                         --         --              ---        ---
                 Total general and
                    administrative costs                $57        $83             $222       $276
                                                         ==         ==              ===        ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TCC. The General Partners allocated the following general and administrative costs to the Partnership for the three and nine-month periods ended September 30, 1999 and 1998:

                                                        Three months                 Nine months
                                                       ended Sept. 30,             ended Sept. 30,
                                                       ---------------             ---------------
                                                       1999       1998             1999       1998
                                                       ----       ----             ----       ----

               TEM                                      $50        $75             $198       $250
               TCC                                        7          8               24         26
                                                         --         --              ---        ---
                 Total general and
                    administrative costs                $57        $83             $222       $276
                                                         ==         ==              ===        ===

      The General Partners may acquire containers in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such containers for the Partnership. The containers may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement.

      At September 30, 1999 and December 31, 1998, due from affiliates net, is comprised of:

                                                            1999       1998
                                                            ----       ----
          Due from affiliates:
                  Due from TEM.........................     $291       $251
                                                             ---        ---

          Due to affiliates:
                  Due to TCC...........................        7          4
                  Due to TL............................       20         26
                                                             ---        ---
                                                              27         30
                                                             ---        ---
          Due from affiliates, net                          $264       $221
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

Note 3.   Rentals Under Long-Term Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at September 30, 1999. Although the leases are generally cancelable with a penalty at the end of each twelve-month period, the following schedule assumes that the leases will not be terminated.

            Year ending September 30:

            2000.............................................             $479
            2001.............................................               84
            2002.............................................               82
            2003.............................................               31
            2004.............................................                2
                                                                           ---

            Total minimum future rentals receivable..........             $678
                                                                           ===

Note 4.   Container Rental Equipment

      New container prices have been declining since 1995, and the cost of new containers at year-end 1998 and during 1999 was significantly less than the cost of containers purchased in prior years. The Partnership has evaluated the recoverability of the recorded amount of container rental equipment and determined that a reduction to the carrying value of the containers was not required during the year ended December 31, 1998 or the nine-month period ended September 30, 1999. The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write down of container rental equipment and/or an increase in its depreciation rate may be required in future periods.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership as of and for the three and nine-month periods ended September 30, 1999 and 1998. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From May 10, 1996 until April 30, 1997, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,100 on September 17, 1996, and raised a total of $36,968 from the offering.

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

Limited Partners are currently receiving monthly cash distributions in an annualized amount equal to 6% of their original investment. During the nine-month period ended September 30, 1999, the Partnership declared cash distributions to limited partners pertaining to the period from December 1998 through August 1999, in the amount of $1,848. On a cash basis, all of these distributions were from operating activities. On a GAAP basis, $1,564 of these distributions was a return of capital and the balance was from net income.

At  September  30,  1999,  the   Partnership  had  no  commitments  to  purchase
containers.

Net cash provided by operating activities for the nine-month periods ending September 30, 1999 and 1998, was $1,966 and $3,009, respectively. The decrease of $1,043, or 35%, is primarily attributable to the decrease in net earnings adjusted for non-cash transactions and the fluctuations in accounts receivable, offset by fluctuations in due from affiliates, net. Net earnings, adjusted for non-cash transactions decreased primarily due to the decline in rental income and the increase in direct container expenses. These fluctuations are discussed more fully in "Results of Operations". Accounts receivable increased $69 in the nine-month period ended September 30, 1999 primarily due to an increase in the average collection period of accounts receivable. Accounts receivable decreased $166 in the comparable period primarily due to a decrease in the average collection period of accounts receivable and to the resolution of payment issues with one lessee. Fluctuations in due from affiliates, net resulted from timing differences in the payment of expenses and fees and the remittance of net rental revenues.

For the nine-month periods ending September 30, 1999 and 1998, net cash provided by investing activities (the purchase and sale of containers) was $178 and $105, respectively. The increase of $73 was primarily due to an increase in proceeds from container sales which increased due to an increase in the average sales price received during the nine month period ended September 30, 1999 compared to the equivalent period in 1998. Consistent with its investment objectives, the Partnership intends to reinvest available cash from operations and all or a significant amount of the proceeds from container sales in additional containers. However, the number of additional containers purchased is not likely to equal the number of containers sold, as new container prices are likely to be greater than proceeds from container sales. During the nine-month period ended September 30, 1999, the Partnership did not reinvest any cash from operations in new containers, after making distributions, due to the effect of market conditions on the Partnership's financial results. Market conditions are expected to continue to have an adverse effect on the amount of cash provided by operations that is available for the purchase of additional containers, which has resulted in lower than anticipated reinvestment in containers. Market conditions have also had an adverse effect on the average sales proceeds recently realized by TEM from container sales. These market conditions may adversely affect the amount of sales proceeds the Partnership realizes from container sales, which may also contribute to a lower than anticipated rate of reinvestment in containers. A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the nine-month periods ended September 30, 1999 and 1998, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               1999        1998
                                                               ----        ----

                 Beginning container fleet...............     10,718      10,728
                 Ending container fleet..................     10,667      10,740
                 Average container fleet.................     10,693      10,734

As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold, which is likely to result in a trend towards a smaller average container fleet. Other factors related to the Partnership's ability to reinvest funds in new containers are discussed above under "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 77% and 84% during the nine-month periods ended September 30, 1999 and 1998, respectively. This decline in utilization, caused by lower demand, had a significant adverse effect on rental income as discussed below. In addition, rental income is affected by daily rental rates and leasing incentives.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 1999 and 1998.

The Partnership's income from operations for the nine-month periods ending September 30, 1999 and 1998 was $451 and $1,489, respectively, on rental income of $3,975 and $4,794, respectively. The decrease in rental income of $819, or 17%, from the nine-month period ended September 30, 1998 to the comparable period in 1999 was attributable to decreases in income from container rentals and other rental income. Income from container rentals, the major component of total revenue, decreased $660, or 16%, primarily due to decreases in the average on-hire utilization and average rental rates of 8% and 6%, respectively. Rental income was also adversely affected by an increase in leasing incentives; however, the decline in utilization, which is discussed below, had the most significant adverse effect on rental income.

The decline in average utilization from the three and nine-month periods ended September 30, 1998 to the equivalent periods in 1999 was primarily due to lower demand for leased containers. Demand decreased primarily due to (i) shipping lines continuing to purchase rather than lease containers as a result of historically low new container prices and low interest rates and (ii) the growth of the trade imbalance with Asia. Rental rates have also declined as shipping lines continue to negotiate lower rates as a result of this lower demand and the historically low container prices.

The trade imbalance has been the primary cause of the continuing build-up of containers in lower demand locations. The General Partners have continued to reposition newer containers to higher demand locations in an effort to improve utilization and alleviate container build-up. Partially as a result of this effort, utilization has remained comparable during the first three quarters of 1999 and has been steadily increasing since August 1999. However, as a result of the repositioning effort, the Partnership continued to incur increased direct container expenses in 1999. For the near-term, the General Partners plan to continue this repositioning effort.

Current market conditions have also caused a decline in the economic value of certain containers, which has resulted in write-downs and losses being recorded on certain older containers managed by TEM for other container owners. These containers, located in lower demand locations, were identified as being for sale as the expected economic benefit of continuing to own these containers was significantly less than that of newer containers, primarily due to their shorter remaining marine life and shipping lines' preference for leasing newer containers. There have been no such losses or write downs recorded by the Partnership primarily due to the young age of the Partnership's container fleet. However, as the container fleet ages, the Partnership may incur losses and/or write downs on the sale of its older containers located in low demand locations if existing market conditions continue. Additionally, should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value of container rental equipment.

For the near term, the General Partners do not foresee material changes in existing market conditions and caution that both utilization and lease rates could further decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine-month period ended
September 30, 1999, the total of these other rental income items was $440, a decrease of $159 from the equivalent period in 1998. This decrease was primarily due to a decrease in location income of $106, which decreased primarily due to a decrease in charges to lessees for dropping off containers in certain locations.

Direct container expenses increased $252, or 24%, from the nine-month period ended September 30, 1998 to the equivalent period in 1999. The increase was primarily due to increases in storage and repositioning expenses of $153 and $111, respectively. Storage expense increased due to the decrease in average utilization and due to an increase in the average storage cost per container during the nine-month period ended September 30, 1999 compared to the equivalent period in 1998. Repositioning expense increased due to the increase in the number of containers being repositioned and a higher average repositioning cost per container. The increase in repositioning is partly a result of the current trade imbalance, which has created areas with lower demand for leased containers.

Bad debt expense increased from a benefit of $28 for the nine-month period ended September 30, 1998 to an expense of $52 in the comparable period in 1999. The benefit recorded in 1998 was due to the resolution of payment issues with one lessee and lower 1998 reserve requirements.

Depreciation expense was comparable between the nine-month periods ended September 30, 1998 and 1999 at $1,497 and $1,492, respectively.

Management fees to affiliates decreased $82, or 19%, from the nine-month period ended September 30, 1998 to the equivalent period in 1999 due to decreases in equipment and incentive management fees. Equipment management fees, which are based on rental income, decreased due to the decline in rental income, and were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions and partners' capital, decreased due to the decrease in the limited partner distribution percentage from 9% to 8% in July 1998 and from 8% to 6% in March 1999.

General and administrative costs to affiliates decreased $54, or 20%, from the nine-month period ended September 30, 1998 to the comparable period in 1999 primarily due to a decrease in the allocation of overhead costs from TEM as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other income increased $14, or 64%, from the nine-month period ended September 30, 1998 to the comparable period in 1999 primarily due to an increase in the gain on sale of containers.

Net earnings per limited partnership unit decreased from $0.74 to $0.15 from the nine-month period ending September 30, 1998 to the equivalent period in 1999, respectively, reflecting the decrease in net earnings allocated to limited partners from $1,367 to $284, for the same periods. The allocation of net earnings included a special allocation of gross income during 1999 to the General Partners in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 1999 and 1998.

The Partnership's income from operations for the three-month periods ending September 30, 1999 and 1998 was $264 and $485 on rental income of $1,374 and $1,579. The decrease in rental income of $205, or 13%, from the three-month period ended September 30, 1998 to the comparable period in 1999 was primarily attributable to the decrease in container rental income. Income from container rentals decreased $195, or 14%, primarily due to the decreases in the average on-hire utilization of 5% and average rental rates of 7%. Leasing incentives also increased; however, the declines in utilization and lease rates had the most significant adverse effect on rental income.

Other rental income was $170 for the three-month period ended September 30, 1999, a decrease of $10 from the equivalent period in 1998. The decrease was primarily due to a decrease in location income of $17, offset by an increase in handling income of $5. Location income decreased primarily due to a decrease in charges to lessees for dropping off containers in certain locations. Handling income increased due to the increase in container movement, offset by a decrease in the average price charged per container.

Direct container expenses were comparable for the three-month periods ended September 30, 1998 and 1999 at $366 and $365, respectively.

Bad debt expense increased from a benefit of $21 for the three-month period ended September 30, 1998 to an expense of $20 for the comparable period in 1999. The benefit recorded in 1998 was primarily due to lower reserve requirements during 1998.

Depreciation expense was comparable for the three-month periods ended September 30, 1998 and 1999 at $498 and $495, respectively.

Management fees to affiliates decreased $23, or 16%, from the three-month period ended September 30, 1998 to the comparable period in 1999, due to decreases in equipment and incentive management fees. Equipment management fees were 7% of rental income and decreased due to the decrease in rental income. Incentive management fees decreased due to the decreases in the limited partner distribution percentage discussed above.

General and administrative costs to affiliates decreased $26, or 31%, from the three-month period ended September 30, 1998 to the comparable period in 1999 primarily due to a decrease in the allocation of overhead costs from TEM.

Other income increased $13 from the three-month period ended September 30, 1998 to the comparable period in 1999 due to the fluctuations in gain/(loss) on sale of containers from a loss of $3 to a gain of $10, respectively.

Net earnings per limited partnership unit decreased from $0.24 for the three-month period ending September 30, 1998 to $0.12 for the same period in 1999, reflecting the decrease in net earnings allocated to limited partners from $441 to $218, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners during 1999 in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 1999, which would result in such a risk materializing.

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


                                        TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                                        A California Limited Partnership

                                        By Textainer Capital Corporation
                                        The Managing General Partner



                                        By _______________________________
                                           Ernest J. Furtado
                                           Senior Vice President


Date:  November 12, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date

________________________                 Senior Vice President,                         November 12, 1999
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 November 12, 1999
John A. Maccarone                        Officer)



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


                                        TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                                        A California Limited Partnership

                                        By Textainer Capital Corporation
                                        The Managing General Partner



                                        By /s/Ernest J. Furtado
                                           ________________________________
                                           Ernest J. Furtado
                                           Senior Vice President


Date:   November 12, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date


/s/Ernest J. Furtado                     Senior Vice President,                         November 12, 1999
----------------------------             (Principal Financial and
Ernest J. Furtado                        Accounting Officer) and
                                         Secretary



/s/John A. Maccarone                     President (Principal Executive                 November 12, 1999
----------------------                   Officer)
John A. Maccarone