Form 10-Q
period 2000-03-31
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 2000-05-12
CIK 1003638

TEXTAINER CAPITAL CORPORATION
                 650 California Street, 16th Floor
                     San Francisco, CA 94108


May 12, 2000


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 2000.

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


            For the quarterly period ended March 31, 2000


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

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2000

Table of Contents
-------------------------------------------------------------------------------------------------------------------


                                                                                                               Page

Item 1.   Financial Statements

          Balance Sheets - March 31, 2000 (unaudited)
          and December 31, 1999.............................................................................    3


          Statements of Earnings for the three months
          ended March 31, 2000 and 1999 (unaudited).........................................................    4


          Statements of Partners' Capital for the three months
          ended March 31, 2000 and 1999 (unaudited).........................................................    5


          Statements of Cash Flows for the three months
          ended March 31, 2000 and 1999 (unaudited).........................................................    6


          Notes to Financial Statements (unaudited).........................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................    11




TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Balance Sheets

March 31, 2000 and December 31, 1999
(Amounts in thousands)
----------------------------------------------------------------------------------------------------------

                                                                         2000                    1999
                                                                   ----------------        ---------------
                                                                      (unaudited)

Assets
Container rental equipment, net of accumulated
   depreciation of $8,273, (1999:  $7,793) (note 4)              $        24,634         $       25,174
Cash                                                                       1,092                    729
Accounts receivable, net of allowance
   for doubtful accounts of $126, (1999:  $122)                            1,337                  1,254
 Due from affiliates, net (note 2)                                           183                    278
 Prepaid expenses                                                              3                      5
                                                                   ----------------        ---------------

                                                                 $        27,249         $       27,440
                                                                   ================        ===============
Liabilities and Partners' Capital
Liabilities:
      Accounts payable                                           $           146         $          143
      Accrued liabilities                                                    216                    203
      Accrued recovery costs                                                  81                     78
      Accrued damage protection plan costs                                   172                    159
      Deferred quarterly distributions                                        30                     30
                                                                   ----------------        ---------------

          Total liabilities                                                  645                    613
                                                                   ----------------        ---------------

Partners' capital:
      General partners                                                         -                      -
      Limited partners                                                    26,604                 26,827
                                                                   ----------------        ---------------

          Total partners' capital                                         26,604                 26,827
                                                                   ----------------        ---------------

                                                                 $        27,249         $       27,440
                                                                   ================        ===============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Earnings

For the three months ended March 31, 2000 and  1999
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
 ------------------------------------------------------------------------------------------------------
                                                                       2000                  1999
                                                                 ----------------      ----------------

Rental income                                                    $         1,407         $       1,297
                                                                 ----------------      ----------------
Costs and expenses:
    Direct container expenses                                                308                   425
    Bad debt expense                                                           5                    28
    Depreciation                                                             494                   499
    Professional fees                                                         20                    10
    Management fees to affiliates (note 2)                                   124                   122
    General and administrative costs to affiliates (note 2)                   69                    90
    Other general and administrative costs                                    12                    12
                                                                 ----------------      ----------------

                                                                           1,032                 1,186
                                                                 ----------------      ----------------

    Income from operations                                                   375                   111
                                                                 ----------------      ----------------

Other income:
    Interest income, net                                                      14                     5
    Gain on sale of containers                                                 4                     4
                                                                 ----------------      ----------------

                                                                              18                     9
                                                                 ----------------      ----------------

    Net earnings                                                 $           393       $           120
                                                                 ================      ================

Allocation of net earnings (note 2):
    General partners                                             $            61       $            81
    Limited partners                                                         332                    39
                                                                 ----------------      ----------------

                                                                 $           393       $           120
                                                                 ================      ================

Limited partners' per unit share of
    net earnings                                                 $          0.18       $          0.02
                                                                 ================      ================

Limited partners' per unit share
    of distributions                                             $          0.30       $          0.40
                                                                 ================      ================

Weighted average number of limited
    partnership units outstanding                                      1,848,397             1,848,397
                                                                 ================      ================

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the three months ended March 31, 2000 and 1999
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------------------

                                                                                    Partners' Capital
                                                               -------------------------------------------------------------
                                                                    General               Limited                 Total
                                                               ---------------       ---------------         ---------------
Balances at January 1, 1999                                     $          -         $       28,607          $       28,607

Distributions                                                             (81)                 (740)                   (821)

Net earnings                                                               81                    39                     120
                                                               ---------------       ---------------         ---------------

Balances at March 31, 1999                                      $           -        $       27,906          $       27,906
                                                               ===============       ===============         ===============

Balances at January 1, 2000                                     $           -        $       26,827          $       26,827

Distributions                                                             (61)                 (555)                   (616)

Net earnings                                                               61                   332                     393
                                                               ---------------       ---------------         ---------------

Balances at March 31, 2000                                      $           -        $       26,604          $       26,604
                                                               ===============       ===============         ===============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the three months ended March 31, 2000 and 1999
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                              2000                    1999
                                                                       ----------------        ----------------

Cash flows from operating activities:
   Net earnings                                                         $         393          $          120
   Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation                                                             494                     499
         Increase in allowance for doubtful accounts                                4                      29
         Gain on sale of containers                                                (4)                     (4)
         (Increase) decrease in assets:
             Accounts receivable                                                  (79)                     75
             Due from affiliates, net                                             110                     112
             Prepaid expenses                                                       2                       3
         Increase in liabilities:
             Accounts payable and accrued liabilities                              16                       8
             Accrued recovery costs                                                 3                       5
             Accrued damage protection plan costs                                  13                      10
                                                                       ----------------        ----------------

             Net cash provided by operating activities                            952                     857
                                                                       ----------------        ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                27                      51
                                                                       ----------------        ----------------

             Net cash provided by investing activities                             27                      51
                                                                       ----------------        ----------------

Cash flows from financing activities:
   Distributions to partners                                                     (616)                   (821)
                                                                       ----------------        ----------------

              Net cash used in financing activities                              (616)                   (821)
                                                                       ----------------        ----------------

Net increase in cash                                                              363                      87

Cash at beginning of period                                                       729                     274
                                                                       ----------------        ----------------

Cash at end of period                                                   $       1,092           $         361
                                                                       ================        ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the three months ended March 31, 2000 and 1999
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following  table  summarizes the amounts of proceeds from sale of containers and  distributions  to  partners  which  had not been  paid or  received  by the
Partnership  as of March 31,  2000 and 1999,  and  December  31,  1999 and 1998,
resulting in  differences  in amounts  recorded and amounts of cash disbursed or received by the  Partnership,  as shown in the  Statements of Cash Flows for the three-month periods ended March 31, 2000 and 1999.
                                                         Mar. 31        Dec. 31         Mar. 31         Dec. 31
                                                           2000           1999            1999            1998
                                                      -----------    -----------    -----------     -----------


Proceeds from sale of containers included in:
     Due from affiliates............................        $36            $21             $39             $41

Distributions to partners included in:
     Due to affiliates..............................         20             20              27              26
     Deferred quarterly distributions...............         30             30              41              42

The following table summarizes the amounts of proceeds from sale of containers and distributions to partners recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2000 and 1999.


                                                                                          2000            1999
                                                                                          ----            ----

Proceeds from sale of containers recorded...................................              $ 42            $ 49
Proceeds from sale of containers received...................................                27              51

Distributions to partners declared..........................................               616             821
Distributions to partners paid..............................................               616             821

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The  carrying  values of  containers  transferred  during the three months ended
March 31, 2000 was $8. There were no direct finance leases entered into during the three months ended March 31, 1999.


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three months ended March 31, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------


Note 1.   General

      Textainer Equipment Income Fund VI, L.P. (the Partnership), a California limited partnership with a maximum life of 21 years, was formed in 1995. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 2000 and December 31, 1999, and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 2000 and 1999, have been made.

      The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's annual audited financial statements as of December 31, 1999, in the Annual Report filed on Form 10-K.

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

      In accordance with the Partnership Agreement, sections 3.08 through 3.12, net earnings or losses and distributions are generally allocated 9.5% to the General Partners and 90.5% to the Limited Partners. If the allocation of distributions exceeds the allocation of net earnings and creates a deficit in a General Partner's capital account, the Partnership Agreement provides for a special allocation of gross income equal to the amount of the deficit to be made to the General Partners.

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $26 and $31 of incentive management fees during the three-month periods ended March 31, 2000 and 1999, respectively. No equipment liquidation fees were incurred during these periods.

      The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates, net at March 31, 2000 and December 31, 1999.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $98 and $91 for the three-month periods ended March 31, 2000 and 1999, respectively. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership during the three-month periods ended March 31, 2000 and 1999 were as follows:



                                                               2000       1999
                                                               ----       ----

                           Salaries                             $37        $48
                           Other                                 32         42
                                                                 --         --
                             Total general and
                                administrative costs            $69        $90
                                                                 ==         ==


      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TCC. The General
      Partners allocated the following general and administrative costs to the Partnership during the three-month periods ended March 31, 2000 and 1999:

                                                               2000       1999
                                                               ----       ----
                          TEM                                   $59        $81
                          TCC                                    10          9
                                                                 --         --
                            Total general and
                               administrative costs             $69        $90
                                                                 ==         ==

      The General Partners may acquire containers in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such containers for the Partnership. The containers may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement.

      At March 31, 2000 and December 31, 1999, due from affiliates net, is comprised of:


                                                            2000            1999
                                                            ----            ----
      Due from affiliates:
        Due from TEM...................................     $213            $303
                                                             ---             ---

      Due to affiliates:
        Due to TCC.....................................       11               5
        Due to TL......................................       19              20
                                                             ---             ---
                                                              30              25
                                                             ---             ---

      Due from affiliates, net                              $183            $278
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

Note 3.   Rentals Under Long-Term Operating Leases

      The following are the future rent receivables under cancelable long-term operating leases at March 31, 2000. Although the leases are generally cancelable with a penalty at the end of each twelve-month period, the following schedule assumes that the leases will not be terminated.

         Year ending March 31:

         2001.............................................                  $685
         2002.............................................                   107
         2003.............................................                    67
         2004.............................................                    15
                                                                             ---

         Total future rentals receivable..................                  $874
                                                                             ===

Note 4.   Container Rental Equipment

      New container prices have been declining since 1995, and the cost of new containers at year-end 1998, during 1999 and the beginning of 2000 was significantly less than the cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business and determined that reductions to the carrying value of these containers was not required during the year ended December 31, 1999 or the three-month period ended March 31, 2000.

      The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all or its container rental equipment.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership as of and for the three-month periods ended March 31, 2000 and 1999. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

Limited partners are currently receiving monthly distributions in an annualized amount equal to 6% of their original investment. During the three-month period ended March 31, 2000, the Partnership declared cash distributions to limited partners pertaining to the period from December 1999 to February 2000, in the amount of $555. On a cash basis, all of these distributions were from current year operating activities. On a GAAP basis, $223 of these distributions was a return of capital and the balance was from net earnings.

At March 31, 2000, the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the three-months ended March 31, 2000 and 1999, was $952 and $857, respectively. The increase of $95, or 11%, was primarily attributable to the increase in net earnings, adjusted for non-cash transactions, offset by fluctuations in accounts receivable. Net earnings, adjusted for non-cash transactions, increased primarily due to the increase in rental income and the decrease in direct container expenses. The reasons for these fluctuations are discussed in "Results of Operations". The increase in accounts receivable of $79 during the three-month period ended March 31, 2000 was due to the increase in rental income and an increase in the average collection period of accounts receivable. The decrease in accounts receivable of $75 during the equivalent period in 1999 was primarily due to the decline in rental income and was partially offset by an increase in the average collection period of accounts receivable.

For the three-months ended March 31, 2000 and 1999, net cash provided by investing activities (the purchase and sale of containers) was $27 and $51, respectively. The decrease of $24 was due to the Partnership selling damaged containers located in low demand locations at a lower average sales price, primarily as a result of current market conditions, which have adversely affected the value of used containers. Until conditions improve in these low demand locations, the Partnership plans to continue to sell damaged containers there and may sell other containers as well. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition. Proceeds from container sales will fluctuate based on the number of containers sold and the actual price received on the sale. Sales proceeds will affect the rate of reinvestment in containers.

The rate of reinvestment is also affected by cash from operations available for reinvestment. Subject to the General Partners' discretion, cash from operations available for reinvestment is generally equal to cash provided by operating activities less distributions and redemptions paid. Distributions and redemptions are determined by the General Partners in accordance with the Partnership Agreement. Consistent with its investment objectives and subject to its distribution policy, the Partnership intends to continue to reinvest cash from operations available for reinvestment and all or a significant amount of the proceeds from container sales in additional containers. Market conditions have had and may continue to have an adverse effect on the amount of cash provided by operations that is available for the purchase of additional containers. Additionally, these market conditions have had an adverse effect on the average sales price recently realized from container sales. Furthermore, to the extent new containers are purchased with sales proceeds, they are not likely to equal the number of containers sold, as new container prices are likely to be greater than the average sales price of containers sold. These factors have contributed to a lower than anticipated rate of reinvestment. Market conditions are discussed more fully under "Results of Operations". A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the three-month periods ended March 31, 2000 and 1999, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               2000        1999
                                                               ----        ----
                 Beginning container fleet...............     10,642      10,718
                 Ending container fleet..................     10,626      10,702
                 Average container fleet.................     10,634      10,710

As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold, which is likely to result in a trend towards a smaller average container fleet. Other factors related to the Partnership's ability to reinvest funds in new containers are discussed above under "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 83% and 75% during the three-month periods ended March 31, 2000 and 1999, respectively. In addition, rental income is affected by daily rental rates.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 2000 and 1999.

The Partnership's income from operations for the three-month periods ending March 31, 2000 and 1999 was $375 and $111, respectively, on rental income of $1,407 and $1,297, respectively. The increase in rental income of $110, or 8%, from the three-month period ended March 31, 1999 to the comparable period in 2000 was primarily attributable to the increase in container rental income. Income from container rentals increased $102, or 9%, primarily due to the increase in the average on-hire utilization of 11%, partially offset by the decrease in average rental rates of 2%.

The improvement in utilization was due to improvements in demand for leased containers and in the trade balance, primarily as a result of the improvement in certain Asian economies and a related increase in exports out of Europe. Additionally, the container surplus, which existed primarily as a result of the lower demand in the past several years, has eased as a result of container lessors selling older containers in low demand locations and as a result of the improvement in demand discussed above.

However, the trade imbalance between Asia and North America still exists, and as a consequence, the build-up of containers in North America persists. The Partnership has been unable to reposition a large number of newer containers to higher demand locations in Asia, primarily due to lack of available vessel capacity.

Additionally, the Partnership has continued to sell some containers located in low demand locations, but primarily only those containers that were damaged. This trade imbalance continues to cause a decline in the economic value of used containers and the average sales price on container sales received by the Partnership has decreased. Other Partnerships managed by the General Partners have recorded write-downs and losses on certain older containers. Many of these containers have been located in low demand locations. There have been no such losses or write-downs recorded by the Partnership primarily due to the young age of the Partnership's container fleet. Sales by the Partnership in these low demand locations have been generally limited to damaged containers. However, as the container fleet ages, the Partnership may incur losses and/or write-downs on the sale of its older containers located in low demand locations if existing market conditions continue. Additionally, should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value for some or all of its container rental equipment.

The decline in the purchase price of new containers and the container surplus mentioned above have resulted in the decline in rental rates in recent years. However, as a result of the improvement in demand and slight increases in the purchase price of new containers, rental rates have stabilized during the first quarter of 2000.

The General Partners are cautiously optimistic that rental rates will remain stable and the current level of utilization will be maintained during 2000 and may improve if demand for leased containers and the trade balance continue to improve. However, the General Partners caution that utilization, lease rates and container sale prices could also decline, adversely affecting the Partnership's operating results.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the three-month period ended March 31, 2000, the total of these other rental income items was $142, an increase of $8 from the equivalent period in 1999. The increase was primarily due to an increase in DPP income of $10, which increased due to an increase in the number of containers carrying DPP.

Direct container expenses decreased $117, or 28%, from the three-month period ending March 31, 1999 to the equivalent period in 2000, primarily due to decreases in storage and repositioning expenses of $69 and $54, respectively. Storage expense decreased due to the increase in average utilization and a decrease in the average storage cost per container. Repositioning expense decreased due to a decrease in the number of containers repositioned and a lower average repositioning cost per container during the three-month period ended March 31, 2000 compared to the same period in 1999.

Bad debt expense decreased from $28 for the three-month period ended March 31, 1999 to $5 for the comparable period in 2000 primarily due to a smaller required increase to the bad debt reserve in 2000.

Depreciation expense decreased $5, or 1%, from the three-month period ended March 31, 1999 to the comparable period in 2000 due to the decrease in fleet size.

New container prices have been declining since 1995, and the cost of new containers at year-end 1998, during 1999 and the beginning of 2000 was significantly less than the cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business and determined that reductions to the carrying value of these containers was not required during the year ended December 31, 1999 or the three-month period ended March 31, 2000. The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

Management fees to affiliates increased $2, or 2%, from the three-month period ended March 31, 1999 to the comparable period in 2000, due to the increase in equipment management fees, offset by the decrease in incentive management fees. Equipment management fees, which are based on gross revenue, increased due to the increase in rental income and were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions and partners' capital decreased due to the decrease in the limited partner distribution percentage from 8% to 6% of partners' capital in March 1999.

General and administrative costs to affiliates decreased $21, or 23%, from the three-month period ended March 31, 1999 to the comparable period in 2000. The decrease was due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other income increased $9 from the three-month period ended March 31, 1999 to the comparable period in 2000 due to the increase in interest income, net.

Net earnings per limited partnership unit increased from $0.02 for the three-month period ending March 31, 1999 to $0.18 for the same period in 2000, reflecting the increase in net earnings allocated to limited partners from $39 to $332, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 2000, which would result in such a risk materializing.

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


Date:  May 12, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Senior Vice President,                         May 12, 2000
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 May 12, 2000
John A. Maccarone                        Officer)



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


                                        TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                                        A California Limited Partnership

                                        By Textainer Capital Corporation
                                        The Managing General Partner


                                        By /s/Ernest J. Furtado
                                           _________________________
                                        Ernest J. Furtado
                                        Senior Vice President


Date:   May 12, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                          Date


/s/Ernest J. Furtado                      Senior Vice President,                        May 12, 2000
___________________________               (Principal Financial and
Ernest J. Furtado                         Accounting Officer) and
                                          Secretary




/s/John A. Maccarone
___________________________               President (Principal Executive                May 12, 2000
John A. Maccarone                         Officer)
