Form 10-Q
period 2000-06-30
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 2000-08-11
CIK 1003638

TEXTAINER CAPITAL CORPORATION
             650 California Street, 16th Floor
                   San Francisco, CA 94108


August 11, 2000


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 2000.

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


            For the quarterly period ended June 30, 2000


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

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2000

Table of Contents
-------------------------------------------------------------------------------------------------------------------



                                                                                                               Page


Item 1.   Financial Statements

          Balance Sheets - June 30, 2000 (unaudited)
          and December 31, 1999.............................................................................    3


          Statements of Earnings for the three and six months
          ended June 30, 2000 and 1999 (unaudited)..........................................................    4


          Statements of Partners' Capital for the six months
          ended June 30, 2000 and 1999 (unaudited)..........................................................    5


          Statements of Cash Flows for the six months
          ended June 30, 2000 and 1999 (unaudited)..........................................................    6


          Notes to Financial Statements (unaudited).........................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................   11



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Balance Sheets

June 30, 2000 and December 31, 1999
(Amounts in thousands)
----------------------------------------------------------------------------------------------------------

                                                                         2000                    1999
                                                                   ----------------        ---------------
                                                                     (unaudited)
Assets
Container rental equipment, net of accumulated
      depreciation of $8,727 (1999: $7,793) (note 4)             $          24,615        $        25,174
Cash                                                                         1,402                    729
Accounts receivable, net of allowance
      for doubtful accounts of $108 (1999: $122)                             1,460                  1,254
 Due from affiliates, net (note 2)                                              94                    278
 Prepaid expenses                                                                2                      5
                                                                   ----------------        ---------------

                                                                  $         27,573        $        27,440
                                                                   ================        ===============
Liabilities and Partners' Capital
Liabilities:
      Accounts payable                                            $            133        $           143
      Accrued liabilities                                                      228                    203
      Accrued recovery costs                                                    84                     78
      Accrued damage protection plan costs                                     193                    159
      Deferred quarterly distributions                                          29                     30
      Container purchases payable                                              464                      -
                                                                   ----------------        ---------------

          Total liabilities                                                  1,131                    613
                                                                   ----------------        ---------------

Partners' capital:
      General partners                                                           -                      -
      Limited partners                                                      26,442                 26,827
                                                                   ----------------        ---------------

          Total partners' capital                                           26,442                 26,827
                                                                   ----------------        ---------------

                                                                  $         27,573        $        27,440
                                                                   ================        ===============

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Earnings

For the three and six months ended June 30, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                     Three months         Three months          Six months          Six months
                                                         Ended                Ended               Ended                Ended
                                                     June 30, 2000        June 30, 1999       June 30, 2000       June 30, 1999
                                                    ---------------      ---------------     ---------------     ---------------

Rental income                                      $         1,444      $         1,304     $         2,850     $         2,601
                                                    ---------------      ---------------     ---------------     ---------------

Costs and expenses:
   Direct container expenses                                   289                  499                 597                 924
   Bad debt (benefit) expense                                  (18)                   4                 (13)                 32
   Depreciation                                                494                  498                 988                 997
   Professional fees                                            27                   22                  47                  32
   Management fees to affiliates (note 2)                      127                  117                 251                 239
   General and administrative costs to
       affiliates (note 2)                                      71                   75                 140                 165
   Other general and administrative costs                       14                   13                  25                  25
                                                    ---------------      ---------------     ---------------     ---------------

                                                             1,004                1,228               2,035               2,414
                                                    ---------------      ---------------     ---------------     ---------------

   Income from operations                                      440                   76                 815                 187
                                                    ---------------      ---------------     ---------------     ---------------

Other income:
   Interest income                                              20                    6                  34                  11
   (Loss) gain on sale of containers                            (8)                   6                  (4)                 10
                                                    ---------------      ---------------     ---------------     ---------------

                                                                12                   12                  30                  21
                                                    ---------------      ---------------     ---------------     ---------------

    Net earnings                                   $           452      $            88     $           845     $           208
                                                    ===============      ===============     ===============     ===============

Allocation of net earnings (note 2):
   General partners                                $            60      $            61     $           121     $           142
   Limited partners                                            392                   27                 724                  66
                                                    ---------------      ---------------     ---------------     ---------------

                                                   $           452      $            88     $           845     $           208
                                                    ===============      ===============     ===============     ===============
Limited partners' per unit share
   of net earnings                                 $          0.21      $          0.01     $          0.39     $          0.04
                                                    ================     ===============     ===============     ===============

Limited partners' per unit share
   of distributions                                $          0.30      $          0.30     $          0.60     $          0.70
                                                    ===============      ===============     ===============     ===============

Weighted average number of limited
   partnership units outstanding                         1,848,397            1,848,397           1,848,397           1,848,397
                                                    ===============      ===============     ===============     ===============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                        Partners' Capital
                                                                  --------------------------------------------------------------
                                                                    General              Limited                Total
                                                                  -----------          -----------           -----------

Balances at January 1, 1999                                      $         -          $    28,607           $    28,607

Distributions                                                           (142)              (1,294)               (1,436)

Net earnings                                                             142                   66                   208
                                                                  -----------          -----------           -----------

Balances at June 30, 1999                                        $         -          $    27,379           $    27,379
                                                                  ===========          ===========           ===========

Balances at January 1, 2000                                      $         -          $    26,827           $    26,827

Distributions                                                           (121)              (1,109)               (1,230)

Net earnings                                                             121                  724                   845
                                                                  -----------          -----------           -----------

Balances at June 30, 2000                                        $         -          $    26,442           $    26,442
                                                                  ===========          ===========           ===========


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                             2000                    1999
                                                                       ----------------        ----------------


Cash flows from operating activities:
   Net earnings                                                       $            845        $            208
   Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation                                                              988                     997
         (Decrease) increase in allowance for doubtful accounts                    (14)                     29
         Loss (gain) on sale of containers                                           4                     (10)
         (Increase) decrease in assets:
             Accounts receivable                                                  (161)                    (22)
             Due from affiliates, net                                              238                     142
             Prepaid expenses                                                        3                       5
         Increase in liabilities:
             Accounts payable and accrued liabilities                               15                       6
             Accrued recovery costs                                                  6                      10
             Damage protection plan costs                                           34                      14
                                                                       ----------------        ----------------

             Net cash provided by operating activities                           1,958                   1,379
                                                                       ----------------        ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                 67                     110
   Container purchases                                                            (121)                      -
                                                                       ----------------        ----------------

             Net cash (used in) provided by investing activities                   (54)                    110
                                                                       ----------------        ----------------

Cash flows from financing activities:
   Distributions to partners                                                    (1,231)                 (1,454)
                                                                       ----------------        ----------------

              Net cash used in financing activities                             (1,231)                 (1,454)
                                                                       ----------------        ----------------

Net increase in cash                                                               673                      35

Cash at beginning of period                                                        729                     274
                                                                       ----------------        ----------------

Cash at end of period                                                 $          1,402        $            309
                                                                       ================        ================


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the six months ended June 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received by the Partnership as of June 30, 2000 and 1999, and December 31, 1999 and 1998, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash
Flows for the six-month periods ended June 30, 2000 and 1999.

                                                                   June 30        Dec. 31        June 30       Dec. 31
                                                                     2000           1999           1999          1998
                                                                 -----------    -----------    -----------    ----------

Container purchases included in:
     Container purchases payable..................                $  464          $   -           $   -       $    -

Distributions to partners included in:
     Due to affiliates............................                    20             20              20           26
     Deferred quarterly distributions.............                    29             30              30           42

Proceeds from sale of containers included in:
     Due from affiliates..........................                    75             21              44           41

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2000 and 1999.

                                                                                                   2000         1999
                                                                                                   ----         ----

Container purchases recorded......................................................               $  585       $    -
Container purchases paid..........................................................                  121            -

Distributions to partners declared................................................                1,230        1,436
Distributions to partners paid....................................................                1,231        1,454

Proceeds from sale of containers recorded.........................................                  121          113
Proceeds from sale of containers received.........................................                   67          110

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying values of containers  transferred during the six-month period ended
June 30, 2000 was $31. There were no direct finance leases entered into during the six-month period ended June 30, 1999.


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

      Textainer Equipment Income Fund VI, L.P. (the Partnership), a California limited partnership with a maximum life of 21 years, was formed in 1995. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 2000 and December 31, 1999, and the results of its operations, changes in partners' capital and cash flows for the six-month periods ended June 30, 2000 and 1999, have been made.

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

Note 2.   Transactions with Affiliates

      Textainer Capital Corporation (TCC) is the managing general partner of the Partnership. Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are the associate general partners of the Partnership. The managing general partner and associate general partners are collectively referred to as the General Partners and are commonly owned by Textainer Group Holding Limited (TGH). The General Partners also act in this capacity for other limited partnerships. The General Partners manage and control the affairs of the Partnership.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $26 and $51 of incentive management fees during the three and six-month periods ended June 30, 2000, respectively, and $26 and $57, respectively, for the comparable periods in 1999. No equipment liquidation fees were incurred during these periods.

      The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates, net at June 30, 2000 and December 31, 1999.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $101 and $200 for the three and six-month periods ended June 30, 2000, respectively, and $91 and $182, respectively, for the comparable periods in 1999. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership during the three and six-month periods ended June 30, 2000 and 1999 were as follows:

                                             Three months           Six months
                                            ended June 30,        ended June 30,
                                            ------- -------       --------------
                                             2000      1999        2000     1999
                                             ----      ----        ----     ----

      Salaries                                $37       $40        $ 75     $ 88
      Other                                    34        35          65       77
                                               --        --         ---      ---
       Total general and
          administrative costs                $71       $75        $140     $165
                                               ==        ==         ===      ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TCC. The General Partners allocated the following general and administrative costs to the Partnership during the three and six-month periods ended June 30, 2000 and 1999:

                                              Three months          Six months
                                             ended June 30,       ended June 30,
                                             --------------       --------------
                                             2000      1999        2000     1999
                                             ----      ----        ----     ----

      TEM                                     $61       $67        $120     $148
      TCC                                      10         8          20       17
                                               --        --         ---      ---
       Total general and
          administrative costs                $71       $75        $140     $165
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



      At June 30, 2000 and December 31, 1999, due from affiliates, net is comprised of:

                                                           2000             1999
                                                           ----             ----
      Due from affiliates:
          Due from TEM..........................          $ 145             $303
                                                            ---              ---

      Due to affiliates:
          Due to TCC............................             31                5
          Due to TL.............................             20               20
                                                            ---              ---
                                                             51               25
                                                            ---              ---

      Due from affiliates, net                             $ 94             $278
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

Note 3.   Rentals Under Long-Term Operating Leases

      The following are the future rent receivables under cancelable long-term operating leases at June 30, 2000. Although the leases are generally cancelable with a penalty at the end of each twelve-month period, the following schedule assumes that the leases will not be terminated.

      Year ending June 30:

      2001.............................................                     $584
      2002.............................................                      124
      2003.............................................                       67
      2004.............................................                        9
                                                                             ---

      Total future rentals receivable..................                     $784
                                                                             ===

Note 4.   Container Rental Equipment

      New container prices steadily declined from 1995 through 1999. Although container prices began increasing in 2000, the cost of new containers at year-end 1998, during 1999 and the first half of 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers was not required during the six-month periods ended June 30, 2000 and 1999.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership as of and for the three and six-month periods ended June 30, 2000 and 1999. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

Limited partners are currently receiving monthly distributions in an annualized amount equal to 6% of their original investment. During the six-month period ended June 30, 2000, the Partnership declared cash distributions to limited partners pertaining to the period from December 1999 to May 2000, in the amount of $1,109. On a cash basis, all of these distributions were from current year operating activities. On a GAAP basis, $385 of these distributions was a return of capital and the balance was from net earnings.

At June 30, 2000, the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the six-months ended June 30, 2000 and 1999, was $1,958 and $1,379, respectively. The increase of $579, or 42%, was primarily attributable to the increase in net earnings, adjusted for non-cash transactions. Net earnings, adjusted for non-cash transactions, increased primarily due to the increase in rental income and the decrease in direct container expenses. The reasons for these fluctuations are discussed in "Results of Operations".

For the six-month periods ended June 30, 2000 net cash used in investing activities (the purchase and sale of containers) was $54, compared to net cash provided by investing activities of $110, for the comparable period in 1999. The fluctuation of $164 was primarily due to the increase in container purchases and the decrease in proceeds from container sales. Container purchases increased primarily due to the increase in cash available for container purchases. The decrease in proceeds from container sales was primarily due to the Partnership selling damaged containers located in low demand locations at a lower average sales price during the six-month period ended June 30, 2000 than the same period in 1999. The sales prices received on container sales decreased as a result of current market conditions, which have adversely affected the value of used containers. Until conditions improve in these low demand locations, the Partnership plans to continue to sell damaged containers there and may sell other containers as well. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition. Proceeds from container sales will fluctuate based on the number of containers sold and the actual price received on the sale. Sales proceeds will affect the rate of reinvestment in containers.

The rate of reinvestment is also affected by cash from operations available for reinvestment. Subject to the General Partners' discretion, cash from operations available for reinvestment is generally equal to cash provided by operating activities less distributions and redemptions paid. Distributions and redemptions are determined by the General Partners in accordance with the Partnership Agreement. Consistent with its investment objectives and subject to its distribution policy, the Partnership intends to continue to reinvest cash from operations available for reinvestment and all or a significant amount of the proceeds from container sales in additional containers. Although there has been some recent improvement in market conditions, overall existing market conditions have had and may continue to have an adverse effect on the amount of cash provided by operations that is available for the purchase of additional containers. Additionally, these market conditions have had an adverse effect on the average sales price recently realized from container sales. Furthermore, to the extent new containers are purchased with sales proceeds, they are not likely to equal the number of containers sold, as new container prices are likely to be greater than the average sales price of containers sold. These factors have contributed to a lower than anticipated rate of reinvestment. Market conditions are discussed more fully under "Results of Operations". A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the six-month periods ended June 30, 2000 and 1999, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                           2000             1999
                                                           ----             ----

             Beginning container fleet...............    10,642           10,718
             Ending container fleet..................    10,837           10,688
             Average container fleet.................    10,740           10,703

As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold, which is likely to result in a trend towards a smaller average container fleet. Other factors related to the Partnership's ability to reinvest funds in new containers are discussed above under "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 84% and 76% during the six-month periods ended June 30, 2000 and 1999, respectively. In addition, rental income is affected by daily rental rates, which have decreased between the periods, as described below.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 2000 and 1999.

The Partnership's income from operations for the six-month periods ending June 30, 2000 and 1999 was $815 and $187, respectively, on rental income of $2,850 and $2,601, respectively. The increase in rental income of $249, or 10%, from the six-month period ended June 30, 1999 to the comparable period in 2000 was attributable to increases in container rental income and other rental income. Income from container rentals, the major component of total revenue increased $246, or 11%, primarily due to the increase in the average on-hire utilization of 11%, partially offset by the decrease in average rental rates of 2%.

The improvement in utilization was due to improvements in demand for leased containers and in the trade balance, primarily as a result of the improvement in certain Asian economies and a related increase in exports out of Europe. This improvement in demand, coupled with container lessors' efforts to sell older containers in low demand locations, has also reduced the container surplus.

However, the trade imbalance between Asia and North America still exists, and as a consequence, the build-up of containers, primarily on the East Coast of the United States persists. The Partnership has been unable to reposition a large number of newer containers to higher demand locations in Asia, due to lack of available vessel capacity from the United States East Coast ports.

As a result, the Partnership continues to sell some containers located in low demand locations, but primarily only those containers with significant damage. The average sales price for used containers has decreased, partly due to the trade imbalance and the accompanying build up of containers in low demand locations. Other Partnerships managed by the General Partners have recorded write-downs and losses on certain older containers, many of which were located in these low demand locations. There have been no such losses or write-downs recorded by the Partnership primarily due to the young age of the Partnership's container fleet. Sales by the Partnership in these low demand locations have been generally limited to damaged containers. However, as the container fleet ages, the Partnership may incur losses and/or write-downs on the sale of its older containers located in low demand locations if existing market conditions continue. Additionally, should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value for some or all of its container rental equipment.

The decline in the purchase price of new containers and the container surplus mentioned above have resulted in the decline in rental rates in recent years. However, as a result of the improvement in demand and increases in the purchase price of new containers, rental rates have stabilized during the first half of 2000.

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

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the six-month periods ended June 30, 2000 and 1999, other rental income was comparable at $273 and $270, respectively.

Direct  container  expenses  decreased  $327, or 35%, from the six-month  period ending June 30, 1999 to the equivalent period in 2000, primarily due to decreases in repositioning and storage expenses of $186 and $131, respectively. Repositioning expense decreased primarily due to the decrease in the number of containers repositioned, offset by an increase in the average cost of repositioning containers due to high demand for limited vessel capacity noted above. Storage expense decreased due to the increase in average utilization and a decrease in the average storage cost per container.

Bad debt expense decreased from an expense of $32 for the six-month period ended June 30, 1999 to a benefit of $13 for the comparable period in 2000. The benefit recorded for the six-month period ended June 30, 2000 was primarily due to an overall lower required reserve at June 30, 2000 than at December 31, 1999.

Depreciation expense was comparable at $988 and $997 for the six-month periods ended June 30, 2000 and 1999, respectively.

New container prices steadily declined from 1995 through 1999. Although container prices began increasing in 2000, the cost of new containers at year-end 1998, during 1999 and the first half of 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers was not required during the six-month periods ended June 30, 2000 and 1999. The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

Management fees to affiliates increased $12, or 5%, from the six-month period ended June 30, 1999 to the comparable period in 2000, due to the increase in equipment management fees, offset by the decrease in incentive management fees. Equipment management fees, which are based on gross revenue, increased due to the increase in rental income and were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions and initial partners' capital decreased due to the decrease in the limited partner distribution percentage from 8% to 6% of partners' capital in March 1999.

General and administrative costs to affiliates decreased $25, or 15%, from the six-month period ended June 30, 1999 to the comparable period in 2000. The decrease was primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other income increased $9 from the six-month period ended June 30, 1999 to the comparable period in 2000 due to the increase in interest income of $23, offset by the change in gain on sale of containers from a gain of $10 to a loss of $4.

Net earnings per limited partnership unit increased from $0.04 to $0.39 from the six-month period ending June 30, 1999 to the same period in 2000, reflecting the increase in net earnings allocated to limited partners from $66 to $724, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 2000 and 1999.

The Partnership's income from operations for the three-month periods ending June 30, 2000 and 1999 was $440 and $76, respectively, on rental income of $1,444 and $1,304, respectively. The increase in rental income of $140, or 11%, from the three-month period ended June 30, 1999 to the comparable period in 2000 was primarily attributable to the increase in container rental income. Income from container rentals increased $144, or 12%, primarily due to the increase in the average on-hire utilization of 9%, partially offset by the decrease in average rental rates of 3%. For the three-month period ended June 30, 2000 and 1999, other rental income was comparable at $131 and $135, respectively.

Direct container expenses decreased $210, or 42%, from the three-month period ending June 30, 1999 to the equivalent period in 2000, primarily due to decreases in repositioning and storage expenses of $132 and $62, respectively. Repositioning expense decreased primarily due to the decrease in the number of containers repositioned, offset by an increase in the average cost of repositioning containers due to the high demand for limited vessel capacity noted above. Storage expense decreased due to the increase in average utilization and a decrease in the average storage cost per container.

Bad debt expense decreased from an expense of $4 for the three-month period ended June 30, 1999 to a benefit of $18 for the comparable period in 2000. The benefit recorded for the three-month period ended June 30, 2000 was primarily due to an overall lower required reserve at June 30, 2000 than at March 31, 2000.

Depreciation expense was comparable at $494 and $498 for the three-month periods ended June 30, 2000 and 1999, respectively.

Management fees to affiliates increased $10, or 9%, from the three-month period ended June 30, 1999 to the comparable period in 2000, due to the increase in equipment management fees, which increased due to the increase in rental income. These fees were approximately 7% of rental income for both periods. Incentive management fees were comparable at $26 for both periods.

General and administrative costs to affiliates decreased $4, or 5%, from the three-month period ended June 30, 1999 to the comparable period in 2000. The decrease was due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other income was $12 for both the three-month periods ended June 30, 2000 and 1999 as the increase in interest income of $14 offset the change in gain on sale of containers of $14.

Net earnings per limited partnership unit increased from $0.01 for the three-month period ending June 30, 1999 to $0.21 for the same period in 2000, reflecting the increase in net earnings allocated to limited partners from $27 to $392, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 2000, which would result in such a risk materializing.

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


Date: August 11, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Senior Vice President,                         August 11, 2000
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 August 11, 2000
John A. Maccarone                        Officer)



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


                                TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                                A California Limited Partnership

                                By Textainer Capital Corporation
                                The Managing General Partner



                                By /s/Ernest J. Furtado
                                   _________________________________
                                   Ernest J. Furtado
                                   Senior Vice President


Date: August 11, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                            Date



/s/Ernest J. Furtado                                                                      August 11, 2000
_____________________________            Senior Vice President,
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



/s/John A. Maccarone                                                                      August 11, 2000
_____________________________            President (Principal Executive
John A. Maccarone                        Officer)

