Form 10-K
period 2000-12-31
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 2001-03-20
CIK 1003638

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


March 20, 2001


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Partnership") the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

                   For the fiscal year ended December 31, 2000

                         Commission file number 0-22337

                    TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                    ----------------------------------------
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

                                      NONE
                                      ----

Securities registered pursuant to Section 12(g) of the Act:

                          LIMITED PARTNERSHIP INTERESTS
                                (Title of Class)

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

Not Applicable.
--------------

Documents Incorporated by Reference

The Registrant's Prospectus as contained in Pre-Effective Amendment No. 4 to the Registrant's Registration Statement, as filed with the Commission on May 10, 1996 and supplemented by Supplement No. 1, as filed with the Commission under Rule 424(b) of the Securities Act of 1933 on March 24, 1997.

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

                  Container leasing companies and the Registrant operate in a similar manner by owning a worldwide fleet of new and used transportation containers and leasing these containers to international shipping companies hauling various types of goods among numerous trade routes. All lessees pay a daily rental rate and in certain markets may pay special handling fees and/or drop-off charges. In addition to these fees and charges, a lessee must either provide physical damage and liability insurance or purchase a damage waiver from the Registrant, in which case the Registrant agrees to pay the cost of repairing any physical damage to containers caused by lessees. Container leasing companies compete with one another on the basis of lease rates, availability of equipment and services provided. To ensure the availability of equipment to its customers, container leasing companies and the Registrant may pay to reposition containers from low demand locations to higher demand locations. By maintaining the highest lease rates and the highest equipment utilization factors allowed by market conditions, the Registrant attempts to generate revenue and profit. The majority of the Registrant's equipment is leased under master leases, which are comparable to the corporate rate agreements used by rental car companies. The master leases provide that the lessee, for a specified period of time, may rent containers at specific terms, conditions and rental rates. Although the terms of the master lease governing each container under lease do not vary, the number of containers in use can vary from time to time within the term of the master lease. The terms and conditions of the master lease provide that the lessee pays a daily rental rate for the entire time the container is in his possession (whether or not he is actively using it), is responsible for any damage, and must insure the container against liabilities. For a more detailed discussion of the leases for the Registrant's equipment, see "Leasing Policy" under "Business of the Partnership" in the Registrant's Prospectus as supplemented. The Registrant also sells containers in the course of its business as opportunities arise, at the end of the container's useful life or if market and economic considerations indicate that a sale would be beneficial. See, Item 7 herein and "Business of the Partnership" in Registrant's Prospectus, as supplemented.

(c)(1)(ii)        Inapplicable.

(c)(1)(iii)       Inapplicable.

(c)(1)(iv)        Inapplicable.

(c)(1)(v)         Inapplicable.

(c)(1)(vi)        Inapplicable.

(c)(1)(vii) One lessee accounted for 10%, 12% and 12% of total revenue of the Registrant for the years ended December 31, 2000, 1999 and 1998, respectively. No other single lessee accounted for 10% or more of the total revenue of the Registrant. The Partnership has insurance that would cover loss of revenue as a result of default under all its leases, as well as the recovery cost or replacement value of all its containers, including those of this lessee. The insurance covers loss of lease revenues for a specified period of time, not necessarily for the term of the lease. The insurance is renewable annually, and the General Partners believe that it is probable that the Partnership would be able to recover insurance proceeds in the event of a default or loss by this lessee. Because of this insurance and because the Partnership would likely be able, over a period of time, to re-lease or sell any containers that were returned to the Partnership by this lessee, the General Partners believe that the loss of this lessee would not have a material adverse impact on the
                  Partnership's operating results. Because these are forward looking statements, there can be no assurance that events will occur as the General Partners have predicted. These statements could be affected by material adverse events in the future, such as the Partnership's loss of insurance or the Partnership's inability to re-lease or sell containers that are returned to the Partnership.

(c)(1)(viii)      Inapplicable.

(c)(1)(ix)        Inapplicable.

(c)(1)(x) There are approximately 80 container leasing companies of which the top ten control approximately 89% of the total equipment held by all container leasing companies. The top two container leasing companies combined control approximately 34% of the total equipment held by all container leasing companies. Textainer Equipment Management Limited, an Associate General Partner of the Registrant and the manager of its marine container equipment, is the third largest container leasing company and manages approximately 13% of the equipment held by all container leasing companies. The customers for leased containers are primarily international shipping lines. The Registrant alone is not a material participant in the worldwide container leasing market. The principal methods of competition are price, availability and the provision of worldwide service to the international shipping community. Competition in the container leasing market has increased over the past few years. Since 1996, shipping alliances and other operational consolidations among shipping lines have allowed shipping lines to begin operating with fewer containers, thereby decreasing the demand for leased containers and allowing lessees to gain concessions from lessors about price, special charges or credits and, in certain markets, the age specification of the containers rented. Furthermore, primarily due to lower new container prices and low interest rates, shipping lines now own, rather than lease, a higher percentage of containers. The decrease in demand from shipping lines, along with the entry of new leasing company competitors offering low container rental rates, has increased competition among container lessors such as the Registrant.

(c)(1)(xi)        Inapplicable.

(c)(1)(xii)       Inapplicable.

(c)(1)(xiii)      The Registrant has no employees. Textainer Capital Corporation
                  (TCC), the Managing General Partner of the Registrant, is responsible for the overall management of the business of the Registrant and at December 31, 2000 had 4 employees. Textainer
                  Equipment  Management  Limited  (TEM),  an  Associate  General
                  Partner, is responsible for the management of the leasing operations of the Registrant and at December 31, 2000 had a total of 164 employees.

(d)      Financial  Information about Foreign and Domestic Operations and Export
         Sales.

         The Registrant is involved in leasing containers to international shipping companies for use in world trade. Approximately 13%, 15% and 20% of the Registrant's rental revenue during the years ended December 31, 2000, 1999 and 1998, respectively, was derived from operations sourced or terminated domestically. These percentages do not reflect the proportion of the Partnership's income from operations generated domestically or in domestic waterways. Substantially all of the Partnership's income from operations is derived from assets employed in foreign operations. See "Business of the Partnership", in the Registrant's Prospectus, as supplemented and for a discussion of the risks of leasing containers for use in world trade, see "Risk Factors and Forward-Looking Statements" in Item 7 herein.

ITEM 2.  PROPERTIES

As of December 31, 2000, the Registrant owned the following types and quantities of equipment:

         20-foot standard dry freight containers                           4,357
         40-foot standard dry freight containers                           4,541
         40-foot high cube dry freight containers                          2,253
                                                                          ------
                                                                          11,151
                                                                          ======

During December 2000, approximately 83% of these containers were on lease to international shipping companies and the balance was being stored at container manufacturers' locations and at a large number of storage depots located worldwide. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition.

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

(a)(1)(ii)        Inapplicable.

(a)(1)(iii)       Inapplicable.

(a)(1)(iv)        Inapplicable.

(a)(1)(v)         Inapplicable.

(a)(2)            Inapplicable.

(b)      Holders.

(b)(1) As of January 1, 2001, there were 1,939 holders of record of limited partnership interests in the Registrant.

(b)(2)            Inapplicable.

(c)      Dividends.

                  Inapplicable.

At December 31, 2000, the Registrant was paying distributions at an annualized rate equal to 7% of a Unit's initial cost, or $1.40 per Unit per year. For information about the amount of distributions paid during the five most recent fiscal years, see Item 6, "Selected Financial Data." Distributions are made monthly by the Registrant to its limited partners.

ITEM 701:         Inapplicable.

ITEM 6.  SELECTED FINANCIAL DATA

                                                       (Amounts in thousands except for per unit amounts)

                                                                      Year ended December 31,
                                                ---------------------------------------------------------------------
                                                    2000          1999          1998          1997          1996
                                                    ----          ----          ----          ----          ----

Rental income...............................     $  5,697      $  5,413      $  6,258      $  5,798      $  3,815

Income from operations......................     $  1,714      $    863      $  1,698      $  1,740      $    934

Net earnings (loss).........................     $  1,781      $    887      $  1,717      $  1,649      $   (580)

Net earnings (loss) per unit of
  limited partnership interest..............     $   0.83      $   0.34      $   0.37      $   0.84      $  (0.76)

Distributions per unit of
  limited partnership interest..............     $   1.23      $   1.30      $   1.72      $   1.74      $   0.60

Distributions per unit of limited
  partnership interest representing a
  return of capital.........................     $   0.40      $   0.96      $   1.35      $   0.90      $   1.36

Total assets................................     $ 26,749      $ 27,440      $ 29,126      $ 31,017      $ 30,528

Outstanding balance on revolving credit
  line......................................     $      -      $      -      $      -      $      -      $  8,780

Intercompany borrowings for container
purchases...................................     $      -      $      -      $      -      $     29      $      -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (Amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information that will assist in evaluating the financial condition of the Partnership for the years ended December 31, 2000, 1999 and 1998. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

Limited partners are currently receiving monthly distributions in an annualized amount equal to 7% of their original investment. During the year ended December 31, 2000, the Partnership declared cash distributions to limited partners pertaining to the period from December 1999 through November 2000, in the amount of $2,280. On a cash basis, all of these distributions were from operations. On a GAAP basis, $749 of these distributions was a return of capital and the balance was from net earnings.

At December 31, 2000, the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the years ended December 31, 2000 and 1999, was $3,963 and $2,903, respectively. The increase of $1,060, or 37%, is primarily attributable to the increase in net earnings, adjusted for non-cash transactions, and to fluctuations in accounts receivable and due from affiliates, net, offset by the fluctuations in accrued damage protection plan costs. Net earnings, adjusted for non-cash transactions, increased primarily due to the decrease in direct container expenses and the increase in rental income. The reasons for these fluctuations are discussed in "Results of Operations". The decrease in accounts receivable of $127 during the year ended December 31, 2000 was primarily due to the decline in the average collection period of accounts receivable. The increase in accounts receivable of $35 during the comparable period in 1999 was due to an increase in the average collection period of accounts receivable, offset by the decrease in rental income. Fluctuations in due from affiliates, net resulted from timing differences in the payment of expenses and fees and the remittance of net rental revenues and container sales proceeds, as well as in fluctuations in these amounts. The decrease in accrued damage protection plan costs of $61 during the year ended December 31, 2000 was due to the decline in the average estimated repair cost per container and a decrease in the number of containers covered under the damage protection plan.

For the year ended December 31, 2000 net cash used in investing activities (the purchase and sale of containers) was $1,278, compared to net cash provided by investing activities of $237 for the year ended December 31, 1999. The fluctuation of $1,515 was due to the increase in container purchases and the decrease in proceeds from container sales. Container purchases increased primarily due to the increase in cash available for container purchases. Proceeds from container sales decreased, despite the increase in the number of containers sold, as a result of the Partnership selling damaged containers located in low demand locations at a lower average sales price during the year ended December 31, 2000 than the same period in 1999 and due to timing differences in the accrual and receipt of these proceeds. The sales prices received on container sales decreased as a result of current market conditions, which have adversely affected the value of used containers. Until conditions improve in these locations, the Partnership plans to continue to sell some of its containers in these locations. The amount of these sales proceeds will affect how much the Partnership can reinvest in new containers.

Consistent with its investment objectives and subject to its distribution policy, the Partnership intends to continue to reinvest both cash from operations available for reinvestment and all, or a significant amount of, the proceeds from container sales in additional containers. Cash from operations available for reinvestment is generally equal to cash provided by operating activities, less distributions and redemptions paid, which are subject to the General Partners' authority to set these amounts (and modify reserves and working capital), as provided in the Partnership Agreement. The amount of sales proceeds available for reinvestment will fluctuate based on the number of containers sold and the sales price received. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition.

The rate of reinvestment is also affected by cash from operations available for reinvestment which, like sales proceeds, has been adversely affected by market conditions. These market conditions have resulted in a slower than anticipated rate of reinvestment. Market conditions are discussed more fully under "Results of Operations." A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet. Furthermore, even with reinvestment, the Partnership is not likely to be able to replace all the containers it sells, since new container prices are usually higher than the average sales price for used containers.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the years ended December 31, 2000, 1999, and 1998, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                    2000        1999        1998
                                                    ----        ----        ----

     Beginning container fleet...............      10,642     10,718      10,728
     Ending container fleet..................      11,151     10,642      10,718
     Average container fleet.................      10,897     10,680      10,723

As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold, which is likely to result in a trend towards a smaller average container fleet. Other factors related to the Partnership's ability to reinvest funds in new containers are discussed above under "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 84%, 78% and 83% during the years ended December 31, 2000, 1999 and 1998, respectively. In addition, rental income is affected by daily rental rates, which have decreased between the periods, as described below.

The following is a comparative analysis of the results of operations for the years ended December 31, 2000, 1999 and 1998.

The Partnership's income from operations for the years ended December 31, 2000 and 1999 was $1,714 and $863, respectively, on rental income of $5,697 and $5,413, respectively. The increase in rental income of $284, or 5%, from the year ended December 31, 1999 to the year ended December 31, 2000 was attributable to the increase in container rental income, offset by the decrease in other rental income, which is discussed below. Income from container rentals, the major component of total revenue, increased $497, or 10%, primarily due to the increase in the average on-hire utilization of 8%, partially offset by the decrease in average rental rates of 2%.

The Partnership's income from operations for the years ended December 31, 1999 and 1998 was $863 and $1,698, respectively, on rental income of $5,413 and $6,258, respectively. The decrease in rental income of $845, or 14%, from the year ended December 31, 1998 to the year ended December 31, 1999 was attributable to decreases in income from container rentals and other rental income. Income from container rentals decreased $745, or 13%, primarily due to decreases in average on-hire utilization of 6% and average rental rates of 6%.

The improvement in utilization, which began in the third quarter of 1999, was due to improvements in demand for leased containers and in the trade balance, primarily as a result of the improvement in certain Asian economies and a related increase in exports out of Europe. This improvement in demand, coupled with container lessors' efforts to sell older containers in low demand locations, has also reduced the container surplus.

However, the trade imbalance between Asia and North America still exists, and as a consequence, the build-up of containers, primarily on the East Coast of the United States, persists. The Partnership has been unable to reposition a large number of newer containers to higher demand locations in Asia, due to lack of available vessel capacity from the United States East Coast ports.

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

The decline in the purchase price of new containers and the container surplus mentioned above have resulted in the decline in rental rates in recent years. However, as a result of the improvement in demand and increases in the purchase price of new containers in 2000, rental rates remained stable during 2000.

In the fourth quarter of 2000, utilization began to decline and has continued to decline into the beginning of 2001. This decline was primarily due to the slowing United States economy and the resulting decline in exports out of Asia. The General Partners caution that utilization could continue to decline in 2001 if these conditions persist and demand for leased containers does not improve. Despite the decline in utilization, rental rates have remained stable into the beginning of 2001. New container prices declined in 2001, and this decline, combined with the recent decline in utilization may have a negative effect on rental rates in the future.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under master operating leases.

One lessee accounted for 10%, 12% and 12% of the total revenue of the Partnership for the years ended December 31, 2000, 1999 and 1998, respectively. No other single lessee accounted for 10% or more of the total revenue of the Registrant. Because of the Partnership's insurance and because the Partnership would likely be able, over a period of time, to re-lease or sell any containers that were returned to the Partnership by this lessee, the General Partners believe that the loss of this lessee would not have a material adverse impact on the Partnership's operating results. Because these are forward looking statements, there can be no assurance that events will occur as the General Partners have predicted. These statements could be affected by material adverse events in the future, such as the Partnership's loss of insurance or the Partnership's inability to re-lease or sell containers that are returned to the Partnership.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the year ended December 31, 2000, other rental income was $396, a decrease of $213 from the equivalent period in 1999. The decrease was primarily due to decreases in DPP and location income of $115 and $75, respectively. The decline in DPP income was due to decreases in the average DPP price charged per container and in the number of containers covered under DPP. The decline in location income was due to a decrease in charges to lessees for dropping off containers in certain locations and an increase in credits granted to lessees for picking up containers from surplus locations.

For the year ended December 31, 1999, the total of these other rental income items was $610, a decrease of $100 from the year ended December 31, 1998. This decrease was primarily due to a decrease in location income of $112, which decreased primarily due to a decrease in charges to lessees for dropping off containers in certain locations.

Direct container expenses decreased $545, or 34%, from the year ended December 31, 1999 to the same period in 2000. The decrease was primarily due to declines in storage, repositioning, and DPP expenses of $208, $160 and $119. Storage expense declined due to the improvement in utilization noted above and a lower average storage cost per container. Repositioning expense decreased primarily due to the decline in the number of containers repositioned, offset by an increase in the average cost of repositioning containers due to the high demand for limited vessel capacity. DPP expense declined primarily due to a decrease in the average repair cost per container and a decrease in the number of containers covered under DPP.

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

Bad debt (benefit) expense was ($14), $61 and ($15) for the years ended December 31, 2000, 1999 and 1998, respectively. The benefit recorded for the year ended December 31, 2000 was due to overall lower required reserves at December 31, 2000 than at December 31, 1999. The resolution of payment issues with one lessee and lower reserve requirements during 1998 were primarily responsible for the benefit recorded in 1998 and, therefore, the fluctuation in bad debt (benefit) expense between 1998 and 1999.

Depreciation expense increased $31 or 2% from the year ended December 31, 1999 to the same period in 2000 due to the 2% increase in average fleet size. The decrease in depreciation expense of $12, or 1%, from the year ended December 31, 1998 to the comparable period in 1999 was due to the decrease in the average fleet size of 1% between the periods.

New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, the cost of new containers at year-end 1998, during 1999 and 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers was not required during the years ended December 31, 2000, 1999 and 1998. The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

Management fees to affiliates increased $16, or 3%, from the year ended December 31, 1999 to the comparable period in 2000, primarily due to the increase in equipment management fees of $18. Equipment management fees, which are based on gross revenue, increased due to the increase in rental income and were approximately 7% of rental income for both periods. Incentive management fees were $107 and $108 during the years ended December 31, 2000 and 1999, respectively. Incentive management fees were comparable, as the effect of the decrease in limited partner distribution percentage from 8% to 6% of partners' capital in March 1999 was offset by the effect of the increase of the distribution percentage from 6% to 7% in October 2000.

Management fees to affiliates decreased $96, or 16% from the year ended December 31, 1998 to the equivalent period in 1999 due to decreases in equipment management fees and incentive management fees. Equipment management fees decreased due to the decrease in rental income and were approximately 7% of rental income for the years ended December 31, 1999 and 1998. Incentive management fees, decreased due to decreases in the limited partner distribution percentage from 9% to 8% of partners' capital in July 1998 and from 8% to 6% of partners' capital in March 1999.

General and administrative costs were comparable during the years ended December 31, 1999 and 2000. General and administrative costs to affiliates decreased $62, or 18% from the year ended December 31, 1998 to the equivalent period in 1999. The decrease was primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Gain on sale of containers decreased $24 from the year ended December 31, 1999 to the comparable period in 2000 and increased $24 from the year ended December 31, 1998 to the same period in 1999.

Net earnings per limited partnership unit increased from $0.34 to $0.83 from the year ended December 31, 1999 to the same period in 2000, reflecting the increase in net earnings allocated to limited partners from $623 to $1,531, respectively. Net earnings per limited partnership unit decreased from $0.37 to $0.34 from the year ended December 31, 1998 to 1999, reflecting the decrease in net earnings allocated to limited partners from $686 to $623, respectively. The allocation of net earnings for the years ended December 31, 2000, 1999 and 1998 included a special allocation of gross income to the General Partners of $81, $180, and $868, respectively, in accordance with the Partnership Agreement.

Risk Factors and Forward Looking Statements

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of December 31, 2000, which would result in such a risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning containers after they come off-lease, the risk of an uninsured loss, including bad debts, increases in maintenance expenses or other costs of operating the containers, and the effect of world trade, industry trends and/or general business and economic cycles on the Partnership's operations. See "Risk Factors" in the Partnership's Prospectus, as supplemented, for additional information on risks of the Partnership's business.

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

Attached pages 13 to 23.

                          Independent Auditors' Report



The Partners
Textainer Equipment Income Fund VI, L.P.:

We have audited the accompanying balance sheets of Textainer Equipment Income Fund VI, L.P. (a California limited partnership) as of December 31, 2000 and 1999 and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Textainer Equipment Income Fund VI, L.P. as of December 31, 2000 and 1999 and the results of its operations, its partners' capital and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                    KPMG LLP


San Francisco, California
February 16, 2001



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Balance Sheets

December 31, 2000 and 1999
(Amounts in thousands)
-----------------------------------------------------------------------------------------------------------

                                                                         2000                    1999
                                                                   ----------------        ----------------

 Assets
 Container rental equipment, net of accumulated
      depreciation of $9,707 (1999:  $7,793)                        $       24,411          $       25,174
 Cash                                                                          889                     729
 Accounts receivable, net of allowance
      for doubtful accounts of $71 (1999:  $122)                             1,216                   1,254
 Due from affiliates, net (note 2)                                             229                     278
 Prepaid expenses                                                                4                       5
                                                                   ----------------        ----------------

                                                                    $       26,749          $       27,440
                                                                   ================        ================

 Liabilities and Partners' Capital
 Liabilities:
      Accounts payable                                              $          148          $          143
      Accrued liabilities                                                      259                     203
      Accrued damage protection plan costs (note 1(j))                          98                     159
      Accrued recovery costs (note 1(i))                                        88                      78
      Deferred quarterly distributions (note 1(g))                              32                      30
      Container purchases payable                                               46                       -
                                                                   ----------------        ----------------

          Total liabilities                                                    671                     613
                                                                   ----------------        ----------------

 Partners' capital:
      General partners                                                           -                       -
      Limited partners                                                      26,078                  26,827
                                                                   ----------------        ----------------

          Total partners' capital                                           26,078                  26,827
                                                                   ----------------        ----------------

                                                                    $       26,749          $       27,440
                                                                   ================        ================

 See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Earnings

Years ended December 31, 2000, 1999, and 1998
(Amounts in thousands except for unit and per unit amounts)
---------------------------------------------------------------------------------------------------------------------------


                                                                        2000                1999                1998
                                                                   ----------------   -----------------   -----------------

Rental income                                                      $         5,697    $          5,413    $          6,258
                                                                   ----------------   -----------------   -----------------
Costs and expenses:
    Direct container expenses                                                1,075               1,620               1,546
    Bad debt (benefit) expense                                                 (14)                 61                 (15)
    Depreciation                                                             2,018               1,987               1,999
    Professional fees                                                           69                  90                  43
    Management fees to affiliates (note 2)                                     503                 487                 583
    General and administrative costs to affiliates (note 2)                    285                 281                 343
    Other general and administrative costs                                      49                  50                  63
    Gain on sale of containers                                                  (2)                (26)                 (2)
                                                                   ----------------   -----------------   -----------------

                                                                             3,983               4,550               4,560
                                                                   ----------------   -----------------   -----------------

    Income from operations                                                   1,714                 863               1,698
                                                                   ----------------   -----------------   -----------------

Other income:
    Interest income, net                                                        67                  24                  19
                                                                   ----------------   -----------------   -----------------

                                                                                67                  24                  19
                                                                   ----------------   -----------------   -----------------

    Net earnings                                                   $         1,781    $            887    $          1,717
                                                                   ================   =================   =================

Allocation of net earnings (note 1(g)):
    General partners                                               $           250    $            264    $          1,031
    Limited partners                                                         1,531                 623                 686
                                                                   ----------------   -----------------   -----------------

                                                                   $         1,781    $            887    $          1,717
                                                                   ================   =================   =================

Limited partners' per unit share of
    net earnings                                                   $          0.83    $           0.34    $           0.37
                                                                   ================   =================   =================

Limited partners' per unit share
    of distributions                                               $          1.23    $           1.30    $           1.72
                                                                   ================   =================   =================

Weighted average number of limited
    partnership units outstanding (note 1(k))                            1,848,397           1,848,397           1,848,397
                                                                   ================   =================   =================

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

Years ended December 31, 2000, 1999, and 1998
(Amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


                                                                                    Partners' Capital
                                                                ----------------------------------------------------------
                                                                    General               Limited                Total
                                                                ---------------       ---------------       --------------

Balances at December 31, 1997                                    $        (682)       $       31,094        $      30,412

Distributions                                                             (349)               (3,173)              (3,522)

Net earnings                                                             1,031                   686                1,717
                                                                 --------------       ---------------       --------------

Balances at December 31, 1998                                                -                28,607               28,607
                                                                 --------------       ---------------       --------------

Distributions                                                             (264)               (2,403)              (2,667)

Net earnings                                                               264                   623                  887
                                                                 --------------       ---------------       --------------

Balances at December 31, 1999                                                -                26,827               26,827
                                                                 --------------       ---------------       --------------

Distributions                                                             (250)               (2,280)              (2,530)

Net earnings                                                               250                 1,531                1,781
                                                                 --------------       ---------------       --------------

Balances at December 31, 2000                                    $           -        $       26,078        $      26,078
                                                                 ==============       ===============       ==============

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Cash Flows
Years ended December 31, 2000, 1999, and 1998
(Amounts in thousands)
----------------------------------------------------------------------------------------------------------------------------


                                                                                   2000            1999             1998
                                                                               -------------   -------------    ------------

Cash flows from operating activities:
   Net earnings                                                               $      1,781    $        887     $     1,717
   Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation                                                                2,018           1,987           1,999
         (Decrease) increase in allowance for doubtful accounts                        (51)             52             (27)
         Gain on sale of containers                                                     (2)            (26)             (2)
         Decrease (increase) in assets:
             Accounts receivable                                                       127             (35)            238
             Due from affiliates, net                                                   79             (71)           (321)
             Prepaid expenses                                                            1               3              48
         Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                                   61              53              82
             Accrued recovery costs                                                     10              18              26
             Accrued damage protection plan costs                                      (61)             35              45
                                                                               -----------     -----------      ----------

             Net cash provided by operating activities                               3,963           2,903           3,805
                                                                               -----------     -----------      ----------

Cash flows from investing activities:
   Proceeds from sale of containers                                                    225             237             131
   Container purchases                                                              (1,503)              -            (141)
                                                                               -----------     -----------      ----------

             Net cash (used in) provided by investing activities                    (1,278)            237             (10)
                                                                               -----------     -----------      ----------

Cash flows from financing activities:
   Distributions to partners                                                        (2,525)         (2,685)         (3,603)
   Repayments of borrowings from affiliates                                              -               -             (29)
                                                                               -----------     -----------      ----------

              Net cash used in financing activities                                 (2,525)         (2,685)         (3,632)
                                                                               -----------     -----------      ----------

Net increase in cash                                                                   160             455             163

Cash at beginning of period                                                            729             274             111
                                                                               -----------     -----------      ----------

Cash at end of period                                                         $        889    $        729     $       274
                                                                               ===========     ===========      ==========

Interest paid during the period                                               $          -    $          -     $         1
                                                                               ===========     ===========      ==========

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(A California Limited Partnership)

Statements of Cash Flows--Continued

Years ended December 31 2000, 1999 and 1998
(Amounts in thousands)
----------------------------------------------------------------------------------------------------------


Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received by the Partnership as of December 31, 2000, 1999, 1998 and 1997, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows.


                                                                      2000          1999         1998         1997
                                                                   ----------    ---------    ----------   ----------

Container purchases included in:
     Due to affiliates...................................                $ -          $ -           $ -          $ 1
     Container purchases payable.........................                 46            -             -            -

Distributions to partners included in:
     Due to affiliates...................................                 23           20            26           91
     Deferred quarterly distributions....................                 32           30            42           58

Proceeds from sale of containers included in:
     Due from affiliates.................................                 54           21            41           13

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.



                                                                                    2000         1999          1998
                                                                                    ----         ----          ----

Container purchases recorded....................................                  $1,549       $    -        $  140
Container purchases paid........................................                   1,503            -           141

Distributions to partners declared..............................                   2,530        2,667         3,522
Distributions to partners paid..................................                   2,525        2,685         3,603

Proceeds from sale of containers recorded.......................                     258          217           159
Proceeds from sale of containers received.......................                     225          237           131

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying  values of containers  transferred  during the years ended December
31, 2000 and 1999 were $38 and $83, respectively. The Partnership did not enter into direct finance leases during the year ended December 31, 1998.


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(A California Limited Partnership)

Notes to Financial Statements

Years ended  December 31, 2000,  1999 and 1998
(Amounts in thousands  except for unit and per unit amounts)
--------------------------------------------------------------------------------


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

      (d)  Fair Value of Financial Instruments

      In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. At December 31, 2000 and 1999, the fair value of the Partnership's financial instruments approximates the related book value of such instruments.

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

      New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, the cost of new containers at year-end 1998, during 1999 and 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers was not required during the years ended December 31, 2000, 1999 and 1998. The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

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

      For the years ended December 31, 2000, 1999 and 1998, revenue from one lessee accounted for more than 10% of the Partnership's revenues, with revenues of 10%, 12% and 12%, respectively. No other single lessee accounted for more than 10% of the Partnership's revenues during 2000, 1999 and 1998.

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

      Actual cash distributions to the Limited Partners differ from the allocated net earnings as presented in these financial statements because cash distributions are based on cash available for distribution. Cash distributions are paid to the general and limited partners on a monthly basis in accordance with the provisions of the Partnership Agreement. Some limited partners have elected to have their distributions paid quarterly. The Partnership has recorded deferred distributions of $32 and $30, at December 31, 2000 and 1999, respectively.

      (h)  Income Taxes

      The Partnership is not subject to income taxes. Accordingly, no provision for income taxes has been made. The Partnership files federal and state information returns only. Taxable income or loss is reportable by the individual partners.

      (i)  Recovery Costs

      The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At December 31, 2000 and 1999, the amounts accrued were $88 and $78, respectively.

      (j)  Damage Protection Plan

      The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize these revenues when earned and provide a reserve sufficient to cover the estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings and the related reserve at December 31, 2000 and 1999 was $98 and $159, respectively.

      (k)  Limited Partners' Per Unit Share of Net Earnings and Distributions

      Limited partners' per unit share of both net earnings and distributions were computed using the weighted average number of units outstanding during the years ended December 31, 2000, 1999 and 1998, which was 1,848,397 for all years.

      (l)  Reclassification

      Following the adoption of SAB 101, "Revenue Recognition in Financial Statements", by the Partnership in the fourth quarter of fiscal 2000, the Partnership has reclassified gain/loss on sale of containers from other income (after income from operations) to costs and expenses (before income from operations). All periods have been amended to reflect this reclassification.

Note 2.  Transactions with Affiliates

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $107, $108 and $146 of incentive management fees during each of the three years ended December 31, 2000, 1999 and 1998, respectively. No equipment liquidation fees were incurred during these periods.

      The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net, at December 31, 2000 and 1999.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to master operating leases and 2% of gross lease revenues attributable to full payout net leases. For the years ended December 31, 2000, 1999 and 1998, these fees totaled $396, $379 and $437, respectively. The Partnership's containers are leased by TEM to third party lessees on operating master leases, spot leases, full payout net leases and term leases. Although the Partnership has some rent receivable under cancelable long term operating leases, the majority of the Partnership's leases are operating leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TEM and TCC. Total general and administrative costs allocated to the Partnership were as follows:

                                                  2000         1999         1998
                                                  ----         ----         ----

          Salaries                                $147         $156         $186
          Other                                    138          125          157
                                                   ---          ---          ---
            Total general and
               administrative costs               $285         $281         $343
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

                                                  2000         1999         1998
                                                  ----         ----         ----

          TEM                                     $248         $251         $311
          TCC                                       37           30           32
                                                   ---          ---          ---
            Total general and
               administrative costs               $285         $281         $343
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

      At December 31, 2000 and 1999, amounts due from affiliates, net, is comprised of:

                                                         2000               1999
                                                         ----               ----
       Due from affiliates:
           Due from TEM.....................             $260               $303
                                                          ---                ---

       Due to affiliates:
           Due to TL........................               23                 20
           Due to TCC.......................                8                  5
                                                          ---                ---
                                                           31                 25
                                                          ---                ---

           Due from affiliates, net                      $229               $278
                                                          ===                ===

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above and in the accrual and remittance of net rental revenues and container sales proceeds from TEM.

      It is the policy of the Partnership and the General Partners to charge interest on amounts due to the General Partners which are outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. The Partnership incurred $1 of interest expense on amounts due to the General Partners during the year ended December 31, 1998. There was no interest expense incurred on amounts due to the General Partners during the years ended December 31, 2000 or 1999.

Note 3.  Income Taxes

      During the years ended December 31, 2000, 1999 and 1998, there were temporary differences of $17,321, $13,826 and $10,503, respectively, between the financial statement carrying value of certain assets and
      liabilities   and  the  federal  income  tax  basis  of  such  assets  and liabilities. The reconciliation of net income for financial statement purposes to net loss for federal income tax purposes for the years ended December 31, 2000, 1999 and 1998, is as follows:


                                                                            2000            1999           1998
                                                                            ----            ----           ----

      Net income per financial statements..........................     $  1,781         $   887       $  1,717
      (Decrease) increase in provision for bad debt................          (51)             52            (27)
      Depreciation for federal income tax purposes in excess
         of depreciation for financial statement purposes..........       (3,571)         (3,536)        (3,556)
      Gain on sale of fixed assets for federal income tax
         purposes in excess of gain recognized for
         financial statement purposes..............................          189             127             50
      (Decrease) increase in damage protection plan reserve........          (61)             35             45
                                                                          ------          ------        -------

      Net loss for federal income tax purposes.....................     $ (1,713)       $ (2,435)      $ (1,771)
                                                                          ======          ======        =======







TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Selected Quarterly Financial Data
---------------------------------------------------------------------------------------------------------------------
The following is a summary of selected  quarterly  financial  data for the years ended December 31, 2000, 1999 and 1998:

                                                                              (Amounts in thousands)
                                                                                2000 Quarters Ended
                                                        -------------------------------------------------------------
                                                        Mar. 31           June 30          Sept. 30           Dec. 31
                                                        -------------------------------------------------------------

Rental income                                           $ 1,407           $ 1,444           $ 1,389           $ 1,457

Income from operations                                  $   363           $   516           $   466           $   369

Net earnings                                            $   393           $   452           $   456           $   480

Limited partners' share of net earnings                 $   332           $   392           $   395           $   412

Limited partners' share of distributions                $   555           $   554           $   554           $   617


                                                                                1999 Quarters Ended
                                                        -------------------------------------------------------------
                                                        Mar. 31           June 30          Sept. 30           Dec. 31
                                                        -------------------------------------------------------------
Rental income                                           $ 1,297           $ 1,304           $ 1,374           $ 1,438

Income from operations                                  $   115           $    68           $   259           $   421

Net earnings                                            $   120           $    88           $   279           $   400

Limited partners' share of net earnings                 $    39           $    27           $   218           $   339

Limited partners' share of distributions                $   740           $   554           $   554           $   555


                                                                                1998 Quarters Ended
                                                        -------------------------------------------------------------
                                                        Mar. 31           June 30          Sept. 30           Dec. 31
                                                        -------------------------------------------------------------
Rental income                                           $ 1,575           $ 1,540           $ 1,579           $ 1,564

Income from operations                                  $   452           $   554           $   482           $   210

Net earnings                                            $   465           $   559           $   487           $   206

Limited partners' share of net earnings                 $   421           $   506           $   441           $  (682)

Limited partners' share of distributions                $   832           $   832           $   770           $   739

The amounts of income from  operations are different from the amount  previously reported in reports on Form 10-Q filed for the years 2000,  1999 and 1998 as the
Registrant adopted SAB 101, "Revenue  Recognition in Financial  Statements",  in
the  fourth  quarter  of  fiscal  2000  and  reclassified  gain/loss  on sale of containers  from  other  income  (after  income  from  operations)  to costs and expenses  (before  income from  operations).  To conform to the  current  year's
presentation,   the  following   reclassifications  were  made  to  income  from
operations:
                                                        Mar. 31           June 30          Sept. 30           Dec. 31
                                                        -------------------------------------------------------------
                                           2000         $   (12)          $    76           $    22           $   (84)
                                           1999         $     4           $    (8)          $    (5)          $    35
                                           1998         $     4           $    (2)          $    (3)          $     3


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

Based solely on a review of the copies of such forms furnished to the Partnership or on written representations that no forms were required to be filed, the Partnership believes that with respect to its most recent fiscal year ended December 31, 2000, all Section 16(a) filing requirements were complied with. No member of management or beneficial owner owned more than 10 percent of any interest in the Partnership. None of the individuals subject to Section 16(a) failed to file or filed late any reports of transactions in the Units.

The directors and executive officers of the General Partners are as follows:



Name                              Age    Position
----                              ---    --------

Neil I. Jowell                     67    Director and Chairman of TGH, TEM, TL, TCC and TFS
John A. Maccarone                  56    President, CEO and Director of TGH, TEM, TL, TCC and TFS
James E. Hoelter                   61    Director of TGH, TEM, TL, TCC and TFS
Alex M. Brown                      62    Director of TGH, TEM, TL, TCC and TFS
Harold J. Samson                   79    Director of TGH and TL
Philip K. Brewer                   44    Senior Vice President - Asset Management Group and Director of TEM and TL
Robert D. Pedersen                 41    Senior Vice President - Leasing Group, Director of TEM
Ernest J. Furtado                  45    Senior Vice  President , CFO and  Secretary  of TGH,  TEM,  TL, TCC and TFS,
                                         Director of TEM, TCC and TFS
Wolfgang Geyer                     47    Regional Vice President - Europe
Mak Wing Sing                      43    Regional Vice President - South Asia
Masanori Sagara                    45    Regional Vice President - North Asia
Stefan Mackula                     48    Vice President -  Equipment Resale
Anthony C. Sowry                   48    Vice President - Corporate Operations and Acquisitions
Richard G. Murphy                  48    Vice President - Risk Management
Janet S. Ruggero                   52    Vice President - Administration and Marketing Services
Jens W. Palludan                   50    Regional Vice President - Americas and Logistics
Isam K. Kabbani                    66    Director of TGH and TL
James A. C. Owens                  61    Director of TGH and TL
S. Arthur Morris                   67    Director of TGH, TEM and TL
Dudley R. Cottingham               49    Assistant Secretary, Vice President and Director of TGH, TEM and TL
Nadine Forsman                     33    Controller of TCC and TFS

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

         John A. Maccarone is President, CEO and Director of TGH, TEM, TL, TCC and TFS. In this capacity he is responsible for overseeing the management of and coordinating the activities of Textainer's worldwide fleet of marine cargo containers and the activities of all of these corporations. Additionally, he is Chairman of the Equipment Investment Committee, the Credit Committee and the Investment Advisory Committee (see "Committees", below). Mr. Maccarone was instrumental in co-founding Intermodal Equipment Associates (IEA), a marine container leasing company based in San Francisco, and held a variety of executive positions with IEA from 1979 until 1987, when he joined the Textainer Group. Mr. Maccarone was previously a Director of Marketing for Trans Ocean Leasing Corporation in Hong Kong with responsibility for all leasing activities in Southeast Asia. From 1969 to 1977, Mr. Maccarone was a marketing representative for IBM Corporation. He holds a Bachelor of Science degree in Engineering Management from Boston University and an M.B.A. from Loyola University of Chicago.

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

         Alex M. Brown is a director of TGH, TEM, TL, TCC and TFS. Additionally, he is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Among other directorships, Mr. Brown is a director of Trencor Ltd. (1996 to present), which is publicly traded and listed on the Johannesburg Stock Exchange. Mr. Brown became affiliated with the Textainer Group in April 1986. From 1987 until 1993, he was President and Chief Executive Officer of Textainer, Inc. and the Chairman of the Textainer Group. Mr. Brown was the managing director of Cross County Leasing in England from 1984 until it was acquired by Textainer in 1986. From 1993 to 1997, Mr. Brown was Chief Executive Officer of AAF, a company affiliated with Trencor Ltd. Mr. Brown was also Chairman of WACO International Corporation, based in Cleveland, Ohio until 1997.

         Harold J. Samson is a director of TGH and TL and has served as such since the formation of these companies in 1993. He is also a member of the Investment Advisory Committee (see "Committees", below). Mr. Samson served as a consultant to various securities firms from 1981 to 1989. From 1974 to 1981 he was Executive Vice President of Foster & Marshall, Inc., a New York Stock Exchange member firm based in Seattle. Mr. Samson was a director of IEA from 1979 to 1981. From 1957 to 1984 he served as Chief Financial Officer in several New York Stock Exchange member firms. Mr. Samson holds a B.S. in Business Administration from the University of California, Berkeley and is a California Certified Public Accountant.

         Philip K. Brewer is Senior Vice President - Asset Management Group and director of TEM and TL. He was President of TCC and TFS from January 1, 1998 to December 31, 1998 until his appointment as Senior Vice President - Asset Management Group. As President of TCC, Mr. Brewer was responsible for overseeing the management of, and coordinating the activities of TCC and TFS. As Senior Vice President, he is responsible for optimizing the capital structure of and identifying new sources of finance for Textainer, as well as overseeing the management of and coordinating the activities of Textainer's risk management, logistics and the resale divisions. Mr. Brewer is a member of the Equipment Investment Committee, the Credit Committee and was a member of the Investment Advisory Committee through December 31, 1998 (see "Committees" below). Prior to joining Textainer in 1996, as Senior Vice President - Capital Markets for TGH and TL, Mr. Brewer worked at Bankers Trust from 1990 to 1996, starting as a Vice President in Corporate Finance and ending as Managing Director and Country Manager for Indonesia; from 1989 to 1990, he was Vice President in Corporate Finance at Jarding Fleming; from 1987 to 1989, he was Capital Markets Advisor to the United States Agency for International Development; and from 1984 to 1987 he was an Associate with Drexel Burnham Lambert in New York. Mr. Brewer holds an M.B.A. in Finance from the Graduate School of Business at Columbia University, and a B.A. in Economics and Political Science from Colgate University.

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

         Ernest J. Furtado is Senior Vice President, CFO and Secretary of TGH, TEM, TL, TCC and TFS and a Director of TEM, TCC and TFS, in which capacity he is responsible for all accounting, financial management, and reporting functions for TGH, TEM, TL, TCC and TFS. Additionally, he is a member of the Investment Advisory Committee for which he serves as Secretary, the Equipment Investment Committee and the Credit Committee (see "Committees", below). Prior to these positions, he held a number of accounting and financial management positions at Textainer, of increasing responsibility. Prior to joining Textainer in May 1991, Mr. Furtado was Controller for Itel Instant Space and manager of accounting for Itel Containers International Corporation, both in San Francisco, from 1984 to 1991. Mr. Furtado's earlier business affiliations include serving as audit manager for Wells Fargo Bank and as senior accountant with John F. Forbes & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.S. in business administration from the University of California at Berkeley and an M.B.A. in information systems from Golden Gate University.

         Wolfgang  Geyer is based  in  Hamburg,  Germany  and is  Regional  Vice
President - Europe, responsible for coordinating all leasing activities in Europe, Africa and the Middle East/Persian Gulf. Mr. Geyer joined Textainer in 1993 and was the Marketing Director in Hamburg through July 1997. From 1991 to 1993, Mr. Geyer most recently was the Senior Vice President for Clou Container Leasing, responsible for its worldwide leasing activities. Mr. Geyer spent the remainder of his leasing career, 1975 through 1991, with Itel Container, during which time he held numerous positions in both operations and marketing within the company.

         Mak Wing Sing is based in Singapore and is the Regional Vice  President
- South Asia, responsible for container leasing activities in North/Central People's Republic of China, Hong Kong, South China (PRC), Southeast Asia and Australia/New Zealand. Mr. Mak most recently was the Regional Manager, Southeast Asia, for Trans Ocean Leasing, working there from 1994 to 1996. From 1987 to 1994, Mr. Mak worked with Tiphook as their Regional General Manager, and with
OOCL from 1976 to 1987 in a variety of positions, most recently as their Logistics Operations Manager.

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

         Jens W. Palludan is based in Hackensack, New Jersey and is the Regional Vice President - Americas and Logistics, responsible for container leasing activities in North/South America and for coordinating container logistics. He joined Textainer in 1993 as Regional Vice President - Americas/Africa/Australia, responsible for coordinating all leasing activities in North and South America, Africa and Australia/New Zealand. Mr. Palludan spent his career from 1969 through 1992 with Maersk Line of Copenhagen, Denmark in a variety of key management positions in both Denmark and overseas. Mr. Palludan's most recent position at Maersk was that of General Manager, Equipment and Terminals, where he was responsible for the entire managed fleet. Mr. Palludan holds an M.B.A. from the Centre European D'Education Permanente, Fontainebleau, France.

         Sheikh Isam K. Kabbani is a director of TGH and TL. He has served as such since the formation of these companies in 1993. He is Chairman and principal stockholder of the IKK Group, Jeddah, Saudi Arabia, a manufacturing and trading group which is active both in Saudi Arabia and internationally. In 1959 Sheikh Isam Kabbani joined the Saudi Arabian Ministry of Foreign Affairs, and in 1960 moved to the Ministry of Petroleum for a period of ten years. During this time he was seconded to the Organization of Petroleum Exporting Countries
(OPEC). After a period as Chief Economist of OPEC, in 1967 he became the Saudi Arabian member of OPEC's Board of Governors. In 1970 he left the ministry of Petroleum to establish his own business, the National Marketing Group, which has since been his principal business activity. Sheikh Kabbani holds a B.A. degree from Swarthmore College, Pennsylvania, and an M.A. degree in Economics and International Relations from Columbia University.

         James A. C. Owens is a director of TGH and TL. Mr. Owens has been associated with the Textainer Group since 1980. In 1983 he was appointed to the Board of Textainer Inc., and served as President of Textainer Inc. from 1984 to 1987. From 1987 to 1998, Mr. Owens served as an alternate director on the Boards of TI, TGH and TL and has served as director of TGH and TL since 1998. Apart from his association with the Textainer Group, Mr. Owens has been involved in insurance and financial brokerage companies and captive insurance companies. He is a member of a number of Boards of Directors. Mr. Owens holds a Bachelor of Commerce degree from the University of South Africa.

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

         Nadine Forsman is the Controller of TCC and TFS. Additionally, she is a member of the Investment Advisory Committee and Equipment Investment Committee (See "Committees" below). As controller of TCC and TFS, she is responsible for accounting, financial management and reporting functions for TCC and TFS as well as overseeing all communications with the Limited Partners and as such, supervises personnel in performing these functions. Prior to joining Textainer in August 1996, Ms. Forsman was employed by KPMG LLP, holding various positions, the most recent of which was manager, from 1990 to 1996. Ms. Forsman is a Certified Public Accountant and holds a B.S. in Accounting and Finance from San Francisco State University.

Committees

         The Managing General Partner has established the following three committees to facilitate decisions involving credit and organizational matters, negotiations, documentation, management and final disposition of equipment for the Partnership and for other programs organized by the Textainer Group:

         Equipment Investment Committee. The Equipment Investment Committee reviews the equipment leasing operations of the Partnership on a regular basis with emphasis on matters involving equipment purchases, equipment remarketing issues, and decisions regarding ultimate disposition of equipment. The members of the committee are John A. Maccarone (Chairman), James E. Hoelter, Anthony C. Sowry, Richard G. Murphy (Secretary), Alex M. Brown, Philip K. Brewer, Robert D. Pedersen, Ernest J. Furtado and Nadine Forsman.

         Credit Committee. The Credit Committee establishes credit limits for every lessee and potential lessee of equipment and periodically reviews these limits. In setting such limits, the Credit Committee considers such factors as customer trade routes, country, political risk, operational history, credit references, credit agency analyses, financial statements, and other information. The members of the Credit Committee are John A. Maccarone (Chairman), Richard G. Murphy (Secretary), Janet S. Ruggero, Anthony C. Sowry, Philip K. Brewer, Ernest
J. Furtado and Robert D. Pedersen.

         Investment Advisory Committee. The Investment Advisory Committee reviews investor program operations on at least a quarterly basis, emphasizing matters related to cash distributions to investors, cash flow management, portfolio management, and liquidation. The Investment Advisory Committee is organized with a view to applying an interdisciplinary approach, involving management, financial, legal and marketing expertise, to the analysis of investor program operations. The members of the Investment Advisory Committee are John A. Maccarone (Chairman), James E. Hoelter, Ernest J. Furtado (Secretary), Nadine Forsman, Harold J. Samson, Alex M. Brown and Neil I. Jowell.

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



(c)      Changes in Control.

         Inapplicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)      Transactions with Management and Others.

                             (Amounts in thousands)

         At December 31, 2000 and 1999, amounts due from affiliates, net, is comprised of:

                                                         2000               1999
                                                         ----               ----

         Due from affiliates:
           Due from TEM......................            $260               $303
                                                          ---                ---

         Due to affiliates:
           Due to TL.........................              23                 20
           Due to TCC........................               8                  5
                                                          ---                ---
                                                           31                 25
                                                          ---                ---

         Due from affiliates, net                        $229               $278
                                                          ===                ===

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above and in the accrual and remittance of net rental revenues and container sales proceeds from TEM.

      It is the policy of the Partnership and the General Partners to charge interest on amounts due to the General Partners which are outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. The Partnership incurred $1 of interest expense on amounts due to the General Partners during the year ended December 31, 1998. There was no interest expense incurred on amounts due to the General Partners during the years ended December 31, 2000 or 1999.

      In addition, the Registrant paid or will pay the following amounts to the General Partners:

         Management fees in connection with the operations of the Registrant:

                                                   2000           1999          1998
                                                   ----           ----          ----

                  TEM..................            $503           $487          $583
                                                   ====           ====          ====

         Reimbursement   for   administrative   costs  in  connection  with  the
         operations of the Registrant:


                                                   2000           1999          1998
                                                   ----           ----          ----

                  TEM..................            $248           $251          $311
                  TCC..................              37             30            32
                                                   ----           ----          ----
                  Total................            $285           $281          $343
                                                   ====           ====          ====



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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Audited  financial  statements of the  Registrant for the year ended December 31, 2000 are contained in Item 8 of this Report.

         2.       Financial Statement Schedules.

                  (i)      Independent   Auditors'   Report   on   Supplementary
                           Schedule.

                  (ii)     Schedule II - Valuation and Qualifying Accounts.

         3.       Exhibits Incorporated by reference.

                  (i) The Registrant's Prospectus as contained in Pre-Effective Amendment No. 4 to the Registrant's Registration Statement (No. 33-99534), as filed with the Commission on May 10, 1996, and supplemented by Supplement No. 1, as filed with the Commission under Rule 424(b) of the Securities Act of 1933 on March 24, 1997.

                  (ii)     The  Registrant's   limited  partnership   agreement,
                           Exhibit A to the Prospectus.

(b) During the year ended 2000, no reports on Form 8-K have been filed by the Registrant.

             Independent Auditors' Report on Supplementary Schedule







The Partners
Textainer Equipment Income Fund VI, L.P.:

Under the date of February 16, 2001, we reported on the balance sheets of Textainer Equipment Income Fund VI, L.P. (the Partnership) as of December 31, 2000 and 1999, and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2000, which are included in the 2000 annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                    KPMG LLP


San Francisco, California
February 16, 2001



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(A California Limited Partnership)

Schedule II - Valuation and Qualifying Accounts
(Amounts in thousands)
----------------------------------------------------------------------------------------------------------------------------


                                                                            Charged                                  Balance
                                                      Balance at            to Costs                                 at End
                                                       Beginning              And                                      of
                                                       of Period            Expenses           Deduction             Period
                                                       ---------            --------           ---------             ------

For the year ended December 31, 2000:

   Allowance for doubtful accounts                        $  122              $  (14)             $  (37)             $   71
                                                             ---                 ---                 ---                 ---

   Recovery cost reserve                                  $   78              $   46              $  (36)             $   88
                                                             ---                 ---                 ---                 ---

   Damage protection plan reserve                         $  159              $   73              $ (134)             $   98
                                                             ---                 ---                 ---                 ---


For the year ended December 31, 1999:

   Allowance for doubtful accounts                        $   70              $   61              $   (9)             $  122
                                                             ---                 ---                 ---                 ---

   Recovery cost reserve                                  $   60              $   53              $  (35)             $   78
                                                             ---                 ---                 ---                 ---

   Damage protection plan reserve                         $  124              $  192              $ (157)             $  159
                                                             ---                 ---                 ---                 ---


For the year ended December 31, 1998:

   Allowance for doubtful accounts                        $   97              $  (15)             $  (12)             $   70
                                                             ---                 ---                 ---                 ---

   Recovery cost reserve                                  $   34              $   79              $  (53)             $   60
                                                             ---                 ---                 ---                 ---

   Damage protection plan reserve                         $   79              $  143              $  (98)             $  124
                                                             ---                 ---                 ---                 ---

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

                                       TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                                       A California Limited Partnership

                                       By Textainer Capital Corporation
                                       The Managing General Partner

                                       By
                                       ________________________________
                                       Ernest J. Furtado
                                       Senior Vice President

Date:  March 20, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                          Title                                        Date



_______________________________________            Senior Vice President, CFO                   March 20, 2001
Ernest J. Furtado                                  (Principal Financial and
                                                   Accounting Officer),
                                                   Secretary and Director

_______________________________________            President (Principal Executive               March 20, 2001
John A. Maccarone                                  Officer), and Director


_______________________________________            Chairman of the Board and Director           March 20, 2001
Neil I. Jowell








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

Date:  March 20, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                          Title                                        Date


/s/Ernest J. Furtado
_______________________________________            Senior Vice President, CFO                   March 20, 2001
Ernest J. Furtado                                  (Principal Financial and
                                                   Accounting Officer),
                                                   Secretary and Director

/s/John A. Maccarone
_______________________________________            President (Principal Executive               March 20, 2001
John A. Maccarone                                  Officer), and Director


/s/Neil I. Jowell
_______________________________________            Chairman of the Board and Director           March 20, 2001
Neil I. Jowell