Form 10-Q
period 2001-03-31
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 2001-05-11
CIK 1003638

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 11, 2001


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 2001.

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


               For the quarterly period ended March 31, 2001


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

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2001

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page


Item 1.   Financial Statements

          Balance Sheets - March 31, 2001 and
          December 31, 2000 (unaudited)....................................................              3



          Statements of Earnings for the three months
          ended March 31, 2001 and 2000 (unaudited)........................................              4



          Statements of Partners' Capital for the three months
          ended March 31, 2001 and 2000 (unaudited)........................................              5



          Statements of Cash Flows for the three months
          ended March 31, 2001 and 2000 (unaudited)........................................              6



          Notes to Financial Statements (unaudited)........................................              8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................................             11


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Balance Sheets

March 31, 2001 and December 31, 2000
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                               2001                   2000
                                                                         ----------------       ----------------

Assets
Container rental equipment, net of accumulated
   depreciation of $10,201, (2000:  $9,707) (note 3)                      $       23,865        $        24,411
Cash                                                                               1,037                    889
Accounts receivable, net of allowance
   for doubtful accounts of $68, (2000:  $71)                                      1,083                  1,216
 Due from affiliates, net (note 2)                                                   257                    229
 Prepaid expenses                                                                      3                      4
                                                                         ----------------       ----------------

                                                                         $        26,245        $        26,749
                                                                         ================       ================
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $           187        $           148
   Accrued liabilities                                                               238                    259
   Accrued damage protection plan costs                                               88                     98
   Accrued recovery costs                                                             93                     88
   Deferred quarterly distributions                                                   31                     32
   Container purchases payable                                                         -                     46
                                                                         ----------------       ----------------

          Total liabilities                                                          637                    671
                                                                         ----------------       ----------------

Partners' capital:
   General partners                                                                    -                      -
   Limited partners                                                               25,608                 26,078
                                                                         ----------------       ----------------

          Total partners' capital                                                 25,608                 26,078
                                                                         ----------------       ----------------

                                                                         $        26,245        $        26,749
                                                                         ================       ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Earnings

For the three months ended March 31, 2001 and 2000
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------


                                                                     2001                  2000
                                                                ---------------       ----------------
Rental income                                                   $        1,329        $         1,407
                                                                ---------------       ----------------
Costs and expenses:
    Direct container expenses                                              366                    308
    Bad debt (benefit) expense                                              (1)                     5
    Depreciation                                                           512                    494
    Professional fees                                                       11                     20
    Management fees to affiliates (note 2)                                 123                    124
    General and administrative costs to affiliates (note 2)                 69                     69
    Other general and administrative costs                                  12                     12
    Loss (gain) on sale of containers                                        3                     (4)
                                                                ---------------       ----------------

                                                                         1,095                  1,028
                                                                ---------------       ----------------

    Income from operations                                                 234                    379
                                                                ---------------       ----------------

Other income:
    Interest income                                                         14                     14
                                                                ---------------       ----------------


                                                                            14                     14
                                                                ---------------       ----------------

    Net earnings                                                $          248        $           393
                                                                ===============       ================

Allocation of net earnings (note 2):
    General partners                                            $           71        $            61
    Limited partners                                                       177                    332
                                                                ---------------       ----------------

                                                                $          248        $           393
                                                                ===============       ================

Limited partners' per unit share of
    net earnings                                                $         0.10        $          0.18
                                                                ===============       ================

Limited partners' per unit share
    of distributions                                            $         0.35        $          0.30
                                                                ===============       ================

Weighted average number of limited
    partnership units outstanding                                    1,848,397              1,848,397
                                                                ===============       ================

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the three months ended March 31, 2001 and 2000
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                    Partners' Capital
                                                                ----------------------------------------------------------
                                                                  General              Limited                  Total
                                                                ------------       ---------------         ---------------

Balances at January 1, 2000                                     $         -        $       26,827          $       26,827

Distributions                                                           (61)                 (555)                   (616)

Net earnings                                                             61                   332                     393
                                                                ------------       ---------------         ---------------

Balances at March 31, 2000                                      $         -        $       26,604          $       26,604
                                                                ============       ===============         ===============

Balances at January 1, 2001                                     $         -        $       26,078          $       26,078

Distributions                                                           (71)                 (647)                   (718)

Net earnings                                                             71                   177                     248
                                                                ------------       ---------------         ---------------

Balances at March 31, 2001                                      $         -        $       25,608          $       25,608
                                                                ============       ===============         ===============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the three months ended March 31, 2001 and 2000
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                             2001                    2000
                                                                       ----------------        ----------------

Cash flows from operating activities:
   Net earnings                                                        $            248        $           393
   Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation                                                               512                    494
         (Decrease) increase in allowance for doubtful accounts                      (3)                     4
         Loss (gain) on sale of containers                                            3                     (4)
         (Increase) decrease in assets:
             Accounts receivable                                                    136                    (79)
             Due from affiliates, net                                               (42)                   110
             Prepaid expenses                                                         1                      2
         Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                                18                     16
             Accrued recovery costs                                                   5                      3
             Accrued damage protection plan costs                                   (10)                    13
                                                                       ----------------        ----------------

             Net cash provided by operating activities                              868                    952
                                                                       ----------------        ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                  56                     27
   Container purchases                                                              (57)                     -
                                                                       ----------------        ----------------

             Net cash (used in) provided by investing activities                     (1)                    27
                                                                       ----------------        ----------------

Cash flows from financing activities:
   Distributions to partners                                                       (719)                  (616)
                                                                       ----------------        ----------------

              Net cash used in financing activities                                (719)                  (616)
                                                                       ----------------        ----------------

Net increase in cash                                                                148                    363

Cash at beginning of period                                                         889                    729
                                                                       ----------------        ----------------

Cash at end of period                                                  $          1,037        $         1,092
                                                                       ================        ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the three months ended March 31, 2001 and 2000
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, proceeds from sale of containers and distributions to partners which had not been paid or received by the Partnership as of March 31, 2001 and 2000, and December 31, 2000 and 1999, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash
Flows for the three-month periods ended March 31, 2001 and 2000.

                                                                          Mar. 31    Dec. 31      Mar. 31    Dec. 31
                                                                           2001        2000        2000        1999
                                                                         --------    --------    --------    --------

Container purchases included in:
     Due to affiliates...............................................         $ -        $ -         $ -        $ -
     Container purchases payable.....................................           -         46           -          -


Proceeds from sale of containers included in:
     Due from affiliates.............................................          40         54          36         21

Distributions to partners included in:
     Due to affiliates...............................................          23         23          20         20
     Deferred quarterly distributions................................          31         32          30         30

The following table summarizes the amounts of container purchases, proceeds from sale of containers and distributions to partners recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2001 and 2000.


                                                                                                    2001       2000
                                                                                                    ----       ----

Container purchases recorded.........................................                               $ 11       $  -
Container purchases paid.............................................                                 57          -

Proceeds from sale of containers recorded............................                                 42         42
Proceeds from sale of containers received............................                                 56         27

Distributions to partners declared...................................                                718        616
Distributions to partners paid.......................................                                719        616

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
There were no direct  finance  leases entered into during the three months ended
March 31, 2001. The carrying value of containers transferred during the three months ended March 31, 2000 was $8.


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three months ended March 31, 2001 and 2000
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------


Note 1.   General

      Textainer Equipment Income Fund VI, L.P. (the Partnership), a California limited partnership with a maximum life of 21 years, was formed in 1995. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 2001 and December 31, 2000, and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 2001 and 2000, have been made.

      The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's annual audited financial statements as of and for the year ended December 31, 2000, in the Annual Report filed on Form 10-K.

      Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Certain reclassifications, not affecting net earnings, have been made to prior year amounts in order to conform to the 2001 financial statement presentation.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $30 and $26 of incentive management fees during the three-month periods ended March 31, 2001 and 2000, respectively. No equipment liquidation fees were incurred during these periods.

      The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates, net at March 31, 2001 and December 31, 2000.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $93 and $98 for the three-month periods ended March 31, 2001 and 2000, respectively. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership during the three-month periods ended March 31, 2001 and 2000 were as follows:


                                                                2001       2000
                                                                ----       ----
                        Salaries                                 $39        $37
                        Other                                     30         32
                                                                  --         --
                          Total general and
                             administrative costs                $69        $69
                                                                  ==         ==


      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TCC. The General Partners allocated the following general and administrative costs to the Partnership during the three-month periods ended March 31, 2001 and 2000:

                                                                2001       2000
                                                                ----       ----
                        TEM                                      $60        $59
                        TCC                                        9         10
                                                                  --         --
                          Total general and
                             administrative costs                $69        $69
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


      At March 31, 2001 and December 31, 2000, due from affiliates net, is comprised of:


                                                           2001            2000
                                                           ----            ----
      Due from affiliates:
        Due from TEM...............................        $289            $260
                                                            ---             ---

      Due to affiliates:
        Due to TCC.................................           9               8
        Due to TL..................................          23              23
                                                            ---             ---
                                                             32              31
                                                            ---             ---

      Due from affiliates, net                             $257            $229
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

Note 3.   Container Rental Equipment

      New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in the beginning of 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the three-month periods ended March 31, 2001 and 2000.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership as of and for the three-month periods ended March 31, 2001 and 2000. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

Limited partners are currently receiving monthly distributions in an annualized amount equal to 7% of their original investment. During the three-month period ended March 31, 2001, the Partnership declared cash distributions to limited partners pertaining to the period from December 2000 to February 2001, in the amount of $647. On a cash basis, all of these distributions were from current year operating activities. On a GAAP basis, $470 of these distributions was a return of capital and the balance was from net earnings. If existing market conditions persist or if market conditions further decline, the Partnership may reduce its distribution payments.

At March 31, 2001, the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the three-months ended March 31, 2001 and 2000, was $868 and $952, respectively. The decrease of $84, or 9%, was primarily attributable to the decrease in net earnings, adjusted for non-cash transactions and fluctuations in due from affiliates, net, offset by fluctuations in accounts receivable. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income and the increase in direct container expenses. The reasons for these fluctuations are discussed in "Results of Operations". The fluctuations in due from affiliate, net, resulted from timing differences in the payment of expenses and fees and the remittance of net rental revenues and sales proceeds. The decrease in accounts receivable of $136 during the three-month period ended March 31, 2001 was primarily due to the decrease in rental income and a decrease in the average collection period of accounts receivable. The increase in accounts receivable of $79 during the equivalent period in 2000 was primarily due to the increase in rental income and an increase in the average collection period of accounts receivable.

For the three-month period ended March 31, 2001, net cash used in investing activities (the purchase and sale of containers) was $1 compared to net cash provided by investing activities of $27 for the same period in 2000. Net cash used in investing activities increased $28 due to the increase in cash used for container purchases and was partially offset by the increase in proceeds from container sales. Cash used for container purchases increased as the Partnership purchased containers during the three-month period ended March 31, 2001 and as a result of timing differences in the accrual and payment of these purchases. The increase in proceeds from container sales was primarily due to the Partnership selling more damaged containers, primarily in low demand locations during the three-month period ended March 31, 2001 than in the equivalent period in 2000. The sales price received on container sales decreased from the three-month period ended March 31, 2001 compared to the same period in 2000 as a result of current market conditions, which have adversely affected the value of used containers. Until conditions improve in these low demand locations, the Partnership plans to continue to sell some of its containers in these locations. The number of containers sold, both in low demand locations and elsewhere, as well as the amount of sales proceeds, will affect how much the Partnership can reinvest in new containers.

Consistent with its investment objectives and subject to its distribution policy, the Partnership intends to continue to reinvest both cash from operations available for reinvestment and all, or a significant amount of, the proceeds from container sales in additional containers. Cash from operations available for reinvestment is generally equal to cash provided by operating activities, less distributions and redemptions paid, which are subject to the General Partners' authority to set these amounts (and modify reserves and working capital), as provided in the Partnership Agreement. The amount of sales proceeds will fluctuate based on the number of containers sold and the sales price received. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition.

Both cash from operations available for reinvestment and sales proceeds, have been adversely affected by market conditions. These market conditions have resulted in a slower than anticipated rate of reinvestment. Market conditions are discussed more fully under "Results of Operations." A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet. Furthermore, even with reinvestment, the Partnership is not likely to be able to replace all the containers it sells, since new container prices are usually higher than the average sales price for a used container.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the three-month periods ended March 31, 2001 and 2000, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                                2001        2000
                                                                ----        ----
                 Beginning container fleet...............     11,151      10,642
                 Ending container fleet..................     11,130      10,626
                 Average container fleet.................     11,141      10,634

As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold, which is likely to result in a trend towards a smaller average container fleet. Other factors related to the Partnership's ability to reinvest funds in new containers are discussed above under "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 78% and 83% during the three-month periods ended March 31, 2001 and 2000, respectively. In addition, rental income is affected by daily rental rates.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 2001 and 2000.

The Partnership's income from operations for the three-month periods ending March 31, 2001 and 2000 was $234 and $379, respectively, on rental income of $1,329 and $1,407, respectively. The decrease in rental income of $78, or 6%, from the three-month period ended March 31, 2000 to the comparable period in 2001 was primarily attributable to decreases in container rental income and other rental income. Income from container rentals, the major component of total revenue decreased $48, or 4%, primarily due to the decrease in the average on-hire utilization of 6%, partially offset by the increase in average fleet size of 5%.

In the fourth quarter of 2000, utilization began to decline and has continued to decline through the first quarter of 2001. This decline was primarily due to lower overall demand for leased containers as a result of the slowing United States economy and the resulting decline in exports out of Asia. The price of new containers also declined in 2001, reflecting, in part, lower demand for containers.

As a result of the lower demand, the trade imbalance between Asia and North America has eased and vessel capacity has become available. During the first quarter of 2001, the Partnership was able to reposition a large amount of newer containers from low demand locations in North America to higher demand locations in Asia. As a consequence, the build-up of containers in North America, which persisted in the past several years, has significantly eased.

Nevertheless, the Partnership continues to sell some containers located in low demand locations, but primarily only those containers that were damaged. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers.

Current market conditions continue to cause a decline in the economic value of used containers. The average sales price on containers sold by the Partnership as well as other Partnerships managed by the General Partners has decreased. Additionally, other Partnerships managed by the General Partners have recorded write-downs and losses on certain older containers. Many of these containers have been located in low demand locations. There have been no such losses or write-downs recorded by the Partnership primarily due to the young age of the Partnership's container fleet. Sales by the Partnership in these low demand locations have been generally limited to damaged containers. However, as the container fleet ages, the Partnership may incur losses and/or write-downs on the sale of its older containers located in low demand locations, if existing market conditions continue. Additionally, should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value of some or all of its container rental equipment.

Despite the declines in demand for leased containers and new container sales prices discussed above, the stabilization of rental rates, which began during 2000, has continued into the first quarter of 2001. Although the General Partners do not foresee material changes in existing market conditions for the near term, they are cautiously optimistic that lease rates may remain stable and utilization may stabilize or improve slightly as the peak shipping season begins.

However, the General Partners caution that demand for leased containers could decline further and result in a decline in lease rates and further declines in utilization and container sale prices, adversely affecting the Partnership's operating results.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the three-month period ended March 31, 2001, the total of these other rental income items was $112, a decrease of $30 from the equivalent period in 2000. The decrease was primarily due to decreases in DPP and location income of $15 and $9, respectively. DPP income decreased due to a decrease in the number of containers carrying DPP, offset by an increase in the average DPP price charged per container. Location income decreased primarily due to the increase in credits granted to lessees for picking up containers from certain locations.

Direct container expenses increased $58, or 19%, from the three-month period ending March 31, 2000 to the equivalent period in 2001, primarily due to increases in repositioning and storage expenses of $45 and $32, respectively, offset by a decrease in DPP expense of $17. Repositioning expense increased due to an increase in the number of containers repositioned and a higher average repositioning cost per container. Storage expense increased due to the decrease in average utilization noted above. DPP expense decreased primarily due to a decrease in the number of containers covered under DPP.

Bad debt expense decreased from an expense of $5 from the three-month period ended March 31, 2000 to a benefit of $1 for the comparable period in 2001, primarily due to a smaller required reserve during the three-month period ended March 31, 2001 than in the same period in 2000.

Depreciation expense increased $18, or 4%, from the three-month period ended March 31, 2000 to the comparable period in 2001 due to the increase in fleet size.

New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in the beginning of 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the three-month periods ended March 31, 2001 and 2000.

The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all or its container rental equipment.

Management fees to affiliates were comparable at $123 and $124 during the three-month periods ended March 31, 2001 and 2000, respectively, as the decrease in equipment management fees was offset by the increase in incentive management fees. Equipment management fees, which are based on gross revenue, decreased due to the decrease in rental income and were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions and partners' capital increased due to the increase in the limited partner distribution percentage from 6% to 7% of initial partners' capital in October 2000.

General and administrative costs to affiliates were comparable at $69 for both the three-month periods ended March 31, 2001 and 2000.

Gain/loss on sale of containers fluctuated from a gain of $4 for the three-month period ended March 31, 2000 to a loss of $3 for the equivalent period in 2001. The fluctuation was primarily due to the Partnership selling more containers and incurring a greater average loss on the sale of these containers during the three-month period ended March 31, 2001 than in the same period in 2000.

Net earnings per limited partnership unit decreased from $0.18 to $0.10 from the three-month period ended March 31, 2000 to the same period in 2001, reflecting the decrease in net earnings allocated to limited partners from $332 to $177, respectively. The allocation of net earnings for the three-month periods ended March 31, 2001 and 2000 included a special allocation of gross income to the General Partners of $47 and $24, respectively, in accordance with the Partnership Agreement.

Risk Factors and Forward Looking Statements

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 2001, which would result in such a risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning containers after they come off-lease, the risk of an uninsured loss, including bad debt, increases in maintenance expenses or other costs of operating the containers, and the effect of world trade, industry trends and/or general business and economic cycles on the Partnership's operations. See "Risk Factors" in the Partnership's Prospectus, as supplemented, for additional information on risks of the Partnership's business.

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


Date:  May 11, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Senior Vice President,                         May 11, 2001
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 May 11, 2001
John A. Maccarone                        Officer)


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


                                        TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                                        A California Limited Partnership

                                        By Textainer Capital Corporation
                                        The Managing General Partner



                                        By /s/Ernest J. Furtado
                                           ____________________________
                                           Ernest J. Furtado
                                           Senior Vice President


Date:   May 11, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date

/s/Ernest J. Furtado
__________________________               Senior Vice President,                         May 11, 2001
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



/s/John A. Maccarone
__________________________               President (Principal Executive                 May 11, 2001
John A. Maccarone                        Officer)

