Form 10-Q
period 2001-06-30
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 2001-08-10
CIK 1003638

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 10, 2001


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 2001.

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


                For the quarterly period ended June 30, 2001


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

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2001

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page


Item 1.   Financial Statements

          Balance Sheets - June 30, 2001
          and December 31, 2000 (unaudited).......................................................       3



          Statements of Earnings for the three and six months
          ended June 30, 2001 and 2000 (unaudited)................................................       4



          Statements of Partners' Capital for the six months
          ended June 30, 2001 and 2000 (unaudited)................................................       5



          Statements of Cash Flows for the six months
          ended June 30, 2001 and 2000 (unaudited)................................................       6



          Notes to Financial Statements (unaudited)...............................................       8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...............................................................      11






TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Balance Sheets

June 30, 2001 and December 31, 2000
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                               2001                   2000
                                                                         ----------------       ----------------
Assets
Container rental equipment, net of accumulated
   depreciation of $10,697, (2000:  $9,707) (note 3)                     $        23,698        $        24,411
Cash                                                                                 672                    889
Accounts receivable, net of allowance
   for doubtful accounts of $57, (2000:  $71)                                        993                  1,216
Due from affiliates, net (note 2)                                                    231                    229
Prepaid expenses                                                                       1                      4
                                                                         ----------------       ----------------

                                                                         $        25,595        $        26,749
                                                                         ================       ================
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $           189        $           148
   Accrued liabilities                                                               178                    259
   Accrued damage protection plan costs                                               69                     98
   Accrued recovery costs                                                             96                     88
   Deferred quarterly distributions                                                   31                     32
   Container purchases payable                                                         -                     46
                                                                         ----------------       ----------------

          Total liabilities                                                          563                    671
                                                                         ----------------       ----------------

Partners' capital:
   General partners                                                                    -                      -
   Limited partners                                                               25,032                 26,078
                                                                         ----------------       ----------------

          Total partners' capital                                                 25,032                 26,078
                                                                         ----------------       ----------------

                                                                         $        25,595        $        26,749
                                                                         ================       ================


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Earnings

For the three and six months ended June 30, 2001 and 2000
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                         Three months        Three months         Six months           Six months
                                                             Ended               Ended               Ended                Ended
                                                         June 30, 2001       June 30, 2000       June 30, 2001        June 30, 2000
                                                        --------------      --------------      --------------       --------------
Rental income                                           $       1,223       $       1,444       $       2,552        $       2,850
                                                        --------------      --------------      --------------       --------------
Costs and expenses:
    Direct container expenses                                     396                 289                 762                  597
    Bad debt benefit                                              (11)                (18)                (12)                 (13)
    Depreciation                                                  516                 494               1,028                  988
    Professional fees                                               8                  27                  19                   47
    Management fees to affiliates (note 2)                        116                 127                 239                  251
    General and administrative costs to affiliates (note 2)        64                  71                 133                  140
    Other general and administrative costs                         12                  14                  24                   25
    (Gain) loss on sale of containers                              (9)                  8                  (6)                   4
                                                        --------------      --------------      --------------       --------------

                                                                1,092               1,012               2,187                2,039
                                                        --------------      --------------      --------------       --------------

    Income from operations                                        131                 432                 365                  811
                                                        --------------      --------------      --------------       --------------

Interest income                                                    11                  20                  25                   34
                                                        --------------      --------------      --------------       --------------


    Net earnings                                        $         142       $         452       $         390        $         845
                                                        ==============      ==============      ==============       ==============

Allocation of net earnings (note 2):
    General partners                                    $          71       $          60       $         142        $         121
    Limited partners                                               71                 392                 248                  724
                                                        --------------      --------------      --------------       --------------

                                                        $         142       $         452       $         390        $         845
                                                        ==============      ==============      ==============       ==============

Limited partners' per unit share of
    net earnings                                        $        0.04       $        0.21       $        0.13        $        0.39
                                                        ==============      ==============      ==============       ==============

Limited partners' per unit share
    of distributions                                    $        0.35       $        0.30       $        0.70        $        0.60
                                                        ==============      ==============      ==============       ==============

Weighted average number of limited
    partnership units outstanding                           1,848,397           1,848,397           1,848,397            1,848,397
                                                        ==============      ==============      ==============       ==============

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                    Partners' Capital
                                                                ----------------------------------------------------------
                                                                  General              Limited                  Total
                                                                ------------       ---------------         ---------------

Balances at January 1, 2000                                     $         -        $       26,827          $       26,827

Distributions                                                          (121)               (1,109)                 (1,230)

Net earnings                                                            121                   724                     845
                                                                ------------       ---------------         ---------------

Balances at June 30, 2000                                       $         -        $       26,442          $       26,442
                                                                ============       ===============         ===============

Balances at January 1, 2001                                     $         -        $       26,078          $       26,078

Distributions                                                          (142)               (1,294)                 (1,436)

Net earnings                                                            142                   248                     390
                                                                ------------       ---------------         ---------------

Balances at June 30, 2001                                       $         -        $       25,032          $       25,032
                                                                ============       ===============         ===============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                             2001                    2000
                                                                       ----------------        ----------------
Cash flows from operating activities:
   Net earnings                                                        $           390         $           845
   Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation                                                            1,028                     988
         Decrease in allowance for doubtful accounts                               (14)                    (14)
         (Gain) loss on sale of containers                                          (6)                      4
         (Increase) decrease in assets:
             Accounts receivable                                                   241                    (161)
             Due from affiliates, net                                              (20)                    238
             Prepaid expenses                                                        3                       3
         Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                              (40)                     15
             Accrued recovery costs                                                  8                       6
             Accrued damage protection plan costs                                  (29)                     34
                                                                       ----------------        ----------------

                Net cash provided by operating activities                        1,561                   1,958
                                                                       ----------------        ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                113                      67
   Container purchases                                                            (454)                   (121)
                                                                       ----------------        ----------------

                Net cash used in investing activities                             (341)                    (54)
                                                                       ----------------        ----------------

Cash flows from financing activities:
   Distributions to partners                                                    (1,437)                 (1,231)
                                                                       ----------------        ----------------

                Net cash used in financing activities                           (1,437)                 (1,231)
                                                                       ----------------        ----------------

Net (decrease) increase in cash                                                   (217)                    673

Cash at beginning of period                                                        889                     729
                                                                       ----------------        ----------------

Cash at end of period                                                  $           672         $         1,402
                                                                       ================        ================


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the six months ended June 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received by the Partnership as of June 30, 2001 and 2000, and December 31, 2000 and 1999, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash
Flows for the six-month periods ended June 30, 2001 and 2000.

                                                               June 30        Dec. 31         June 30        Dec. 31
                                                                 2001           2000            2000           1999
                                                             -----------    -----------     -----------    -----------
Container purchases included in:
     Container purchases payable....................                $ -           $46           $464            $ -

Distributions to partners included in:
     Due to affiliates..............................                 23            23             20             20
     Deferred quarterly distributions...............                 31            32             29             30

Proceeds from sale of containers included in:
     Due from affiliates............................                 36            54             75             21

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2001 and 2000.


                                                                                               2001           2000
                                                                                              ------         ------

Container purchases recorded......................................................            $  408         $  585
Container purchases paid..........................................................               454            121

Distributions to partners declared................................................             1,436          1,230
Distributions to partners paid....................................................             1,437          1,231

Proceeds from sale of containers recorded.........................................                95            121
Proceeds from sale of containers received.........................................               113             67

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying values of containers transferred during the six-month periods ended
June 30, 2001 and 2000 were $4 and $31, respectively.


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 2001 and 2000
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

      Textainer Equipment Income Fund VI, L.P. (the Partnership), a California limited partnership with a maximum life of 21 years, was formed in 1995. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 2001 and December 31, 2000, and the results of its operations, changes in partners' capital and cash flows for the six-month periods ended June 30, 2001 and 2000, have been made.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $30 and $60 of incentive management fees during the three and six-month periods ended June 30, 2001, respectively, and $26 and $51, respectively, for the comparable periods in 2000. No equipment liquidation fees were incurred during these periods.

      The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates, net at June 30, 2001 and December 31, 2000.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $86 and $179 for the three and six-month periods ended June 30, 2001, respectively, and $101 and $200, respectively, for the comparable periods in 2000. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership during the three and six-month periods ended June 30, 2001 and 2000 were as follows:

                                      Three months                 Six months
                                     ended June 30,               ended June 30,
                                     --------------              ---------------
                                     2001      2000              2001       2000
                                     ----      ----              ----       ----

      Salaries                        $37       $37              $ 76       $ 75
      Other                            27        34                57         65
                                       --        --               ---        ---
        Total general and
          administrative costs        $64       $71              $133       $140
                                       ==        ==               ===        ===


      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TCC. The General Partners allocated the following general and administrative costs to the Partnership during the three and six-month periods ended June 30, 2001 and 2000:

                                      Three months                  Six months
                                     ended June 30,               ended June 30,
                                     --------------               --------------
                                     2001      2000               2001      2000
                                     ----      ----               ----      ----

      TEM                             $56       $61               $115      $120
      TCC                               8        10                 18        20
                                       --        --                ---       ---
        Total general and
          administrative costs        $64       $71               $133      $140
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

      At June 30, 2001 and December 31, 2000, due from affiliates, net is comprised of:


                                                           2001             2000
                                                           ----             ----
      Due from affiliates:
        Due from TEM..................................     $266             $260
                                                            ---              ---

      Due to affiliates:
        Due to TCC.....................................      12                8
        Due to TL......................................      23               23
                                                            ---              ---
                                                             35               31
                                                            ---              ---

      Due from affiliates, net                             $231             $229
                                                            ===              ===

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses, fees and distributions described above and in the accrual and remittance of net rental revenues and sales proceeds from TEM.

Note 3.   Container Rental Equipment

      New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in the first half of 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the six-month periods ended June 30, 2001 and 2000.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership as of and for the three and six-month periods ended June 30, 2001 and 2000. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

Limited partners are currently receiving monthly distributions in an annualized amount equal to 7% of their original investment. During the six-month period ended June 30, 2001, the Partnership declared cash distributions to limited partners pertaining to the period from December 2000 to May 2001, in the amount of $1,294. On a cash basis, all of these distributions were from current year operating activities. On a GAAP basis, $1,046 of these distributions was a return of capital and the balance was from net earnings.

Beginning with cash distributions to limited partners for the month of July 2001, payable August 2001, the Partnership will make distributions at an annualized rate of 5% on each unit. This reduction is the result of current market conditions for leased containers, which are discussed in detail below. If existing market conditions persist or if market conditions further decline, the Partnership may further reduce its distribution payments.

At June 30, 2001, the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the six-months ended June 30, 2001 and 2000, was $1,561 and $1,958, respectively. The decrease of $397, or 20%, was primarily attributable to the decrease in net earnings, adjusted for non-cash transactions and fluctuations in due from affiliates, net, accrued damage protection plan costs, and accounts payable and accrued liabilities. The decrease was partially offset by fluctuations in accounts receivable. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income and the increase in direct container expenses. The reasons for these fluctuations are discussed in "Results of Operations". The fluctuations in due from affiliates, net, resulted from timing differences in the payment of expenses and fees and the remittance of net rental revenues and sales proceeds, as well as in fluctuations in these amounts. The decrease in accrued damage protection plan costs of $29 during the six-month period ended June 30, 2001 was primarily due to the decline in the number of containers covered under the damage protection plan. Fluctuations in accounts payable and accrued liabilities resulted from timing differences in the payment of expenses and fees. The decrease in accounts receivable of $241 during the six-month period ended June 30, 2001 was primarily due to the decrease in rental income and a decrease in the average collection period of accounts receivable. The increase in accounts receivable of $161 during the equivalent period in 2000 was primarily due to the increase in rental income.

For the six-month period ended June 30, 2001, net cash used in investing activities (the purchase and sale of containers) was $341 compared to $54 for the same period in 2000. Net cash used in investing activities increased $287 due to the increase in cash used for container purchases and was partially offset by the increase in proceeds from container sales. Cash used for container purchases increased primarily due to timing differences in the accrual and payment of these purchases. The increase in proceeds from container sales was due to timing differences in the accrual and receipt of sales proceeds. During the six-month periods ended June 30, 2001 and 2000, the Partnership sold damaged containers, primarily in low demand locations. The sales price received on container sales decreased from the six-month period ended June 30, 2001 compared to the same period in 2000 as a result of current market conditions, which have adversely affected the value of used containers. Until conditions improve in these low demand locations, the Partnership plans to continue to sell some of its containers in these locations. The number of containers sold, both in low demand locations and elsewhere, as well as the amount of sales proceeds, will affect how much the Partnership can reinvest in new containers.

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

Both cash from operations available for reinvestment and sales proceeds, have been adversely affected by market conditions. These market conditions have resulted in a slower than anticipated rate of reinvestment. Market conditions are discussed more fully under "Results of Operations." A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet. Furthermore, even with reinvestment, the Partnership is not likely to be able to replace all the containers it sells, since new container prices are usually higher than the average sales price for a used container and the majority of cash available for reinvestment is from sales proceeds.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the six-month periods ended June 30, 2001 and 2000, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                          2001             2000
                                                         ------           ------

      Beginning container fleet...............           11,151           10,642
      Ending container fleet..................           11,360           10,837
      Average container fleet.................           11,256           10,740

As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold, which is likely to result in a trend towards a smaller average container fleet. Other factors related to this trend and to the Partnership's ability to reinvest funds in new containers are discussed above under "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 75% and 84% during the six-month periods ended June 30, 2001 and 2000, respectively. In addition, rental income is affected by daily rental rates.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 2001 and 2000.

The Partnership's income from operations for the six-month periods ending June 30, 2001 and 2000 was $365 and $811, respectively, on rental income of $2,552 and $2,850, respectively. The decrease in rental income of $298, or 10%, from the six-month period ended June 30, 2000 to the comparable period in 2001 was primarily attributable to decreases in container rental income and other rental income. Income from container rentals, the major component of total revenue decreased $236, or 9%, primarily due to the decrease in the average on-hire utilization of 11%, partially offset by the increase in average fleet size of 5% between the periods.

In the fourth quarter of 2000, utilization began to decline and has continued to decline through the end of the second quarter of 2001. This decline was primarily due to lower overall demand by shipping lines for leased containers, which is partially a result of the economic slowdown in the United States and Europe. Two other factors are currently reducing the demand for leased containers. Shipping lines have added larger vessels to their fleets, which combined with lower cargo volume growth, has made it easier for shipping lines to use otherwise empty cargo space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and early 2001, thus temporarily reducing their need to lease containers.

As a result of the lower demand, the trade imbalance between Asia and North America and Asia and Europe has eased slightly. Combined with the excess vessel capacity, these factors have made it easier, although not necessarily less expensive, to reposition containers. During the six-month period ended June 30, 2001, the Partnership was able to reposition newer containers from low demand locations in North America to historically higher demand locations in Asia. As a consequence, the build-up of containers in North America, which persisted over the past several years, has eased.

Nevertheless, the Partnership continues to sell (rather than reposition) some containers located in low demand locations, but primarily only those containers that were damaged. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers.

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

Despite the decline in demand for leased containers discussed above and the decline in new container sales prices, the stabilization of rental rates, which began during 2000, has continued into the first half of 2001.

Until such time as the economies of the United States and Europe improve, and cargo volumes increase to the point where this year's 12% increase in worldwide vessel capacity is absorbed, there may be no significant improvements in utilization.

Therefore, the General Partners do not foresee material changes in existing market conditions for the near term and caution that demand for leased containers could decline further and result in a decline in lease rates and further declines in utilization and container sale prices, adversely affecting the Partnership's operating results.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the six-month period ended June 30, 2001, the total of these other rental income items was $210, a decrease of $62 from the equivalent period in 2000. The decrease was primarily due to decreases in DPP, handling and location income of $38, $13 and $12, respectively. DPP income decreased due to a decrease in the number of containers carrying DPP, offset by an increase in the average DPP price charged per container. Handling income decreased primarily due to handling not being charged on certain container movements. Location income declined due to an increase in credits granted to lessees for picking up containers from certain locations, offset by an increase in charges to lessees for dropping off containers in certain locations.

Direct container expenses increased $165, or 28%, from the six-month period ending June 30, 2000 to the equivalent period in 2001, primarily due to increases in repositioning and storage expenses of $116 and $113, respectively, offset by a decrease in DPP expense of $61. Repositioning expense increased due to an increase in the number of containers repositioned and a higher average repositioning cost per container. Storage expense increased primarily due to the decrease in average utilization noted above. DPP expense decreased due to a decrease in the number of containers covered under DPP and a decrease in the average DPP cost per container.

Bad debt benefit was comparable at $12 and $13 during the six-month periods ended June 30, 2001 and 2000, respectively.

Depreciation expense increased $40, or 4%, from the six-month period ended June 30, 2000 to the comparable period in 2001 due to the increase in fleet size.

New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in the first half of 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the six-month periods ended June 30, 2001 and 2000.

The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all or its container rental equipment.

Management fees to affiliates decreased $12, or 5% from the six-month period ended June 30, 2000 to the comparable period in 2001, due to a decrease in equipment management fees, offset by an increase in incentive management fees. The decrease in equipment management fees, which are based primarily on gross revenue, resulted from the decrease in rental income. These fees were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital increased $9 due to the increase in the limited partner distribution percentage from 6% to 7% of initial partners' capital in October 2000.

General and administrative costs to affiliates decreased $7, or 5%, from the six-month period ended June 30, 2000 to the comparable period in 2001 primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Gain/loss on sale of containers fluctuated from a loss of $4 for the six-month period ended June 30, 2000 to a gain of $6 for the equivalent period in 2001.

Net earnings per limited partnership unit decreased from $0.39 to $0.13 from the six-month period ended June 30, 2000 to the same period in 2001, reflecting the decrease in net earnings allocated to limited partners from $724 to $248, respectively. The allocation of net earnings for the six-month periods ended June 30, 2001 and 2000 included a special allocation of gross income to the General Partners of $105 and $41, respectively, in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 2001 and 2000.

The Partnership's income from operations for the three-month periods ending June 30, 2001 and 2000 was $131 and $432, respectively, on rental income of $1,223 and $1,444, respectively. The decrease in rental income of $221, or 15%, from the three-month period ended June 30, 2000 to the comparable period in 2001 was primarily attributable to the decreases in container rental and other rental income. Income from container rentals decreased $188, or 14%, primarily due to the decrease in the average on-hire utilization of 14%.

Other rental income was $98 for the three-month period ended June 30, 2001, a decrease of $33 from the equivalent period in 2000. The decrease was primarily due to decreases in DPP and handling income of $22 and $8, respectively. DPP income decreased due to a decrease in the number of containers carrying DPP, offset by an increase in the average DPP price charged per container. Handling income decreased primarily due to handling not being charged on certain container movements.

Direct container expenses increased $107, or 37%, from the three-month period ending June 30, 2000 to the equivalent period in 2001, primarily due to increases in storage and repositioning expenses of $80 and $71, respectively, offset by a decrease in DPP expense of $44. Storage expense increased primarily due to the decrease in average utilization noted above and a higher average storage cost per container. Repositioning expense increased due to an increase in the number of containers repositioned and a higher average repositioning cost per container. DPP expense decreased due to a decrease in the number of containers covered under DPP and a decrease in the average DPP cost per container.

Bad debt benefit decreased from $18 for the three-month period ended June 30, 2000 to $11 for the comparable period in 2001. The decline was due to a lower required adjustment to bad debt reserve during the three-month period ended June 30, 2001 compared to the same period in 2000.

Depreciation expense increased $22, or 5%, from the three-month period ended June 30, 2000 to the comparable period in 2001 due to the increase in fleet size.

Management fees to affiliates decreased $11, or 9% from the three-month period ended June 30, 2000 to the comparable period in 2001, due to a decrease in equipment management fees, offset by an increase in incentive management fees. Equipment management fees decreased due to the decline in rental income. These fees were approximately 7% of rental income for both periods. Incentive management fees increased due to the increase in the limited partner distribution percentage from 6% to 7% of initial partners' capital in October 2000.

General and administrative costs to affiliates decreased $7, or 10%, from the three-month period ended June 30, 2000 to the comparable period in 2001. The decrease was primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Gain/loss on sale of containers fluctuated from a loss of $8 for the three-month period ended June 30, 2000 to a gain of $9 for the equivalent period in 2001.

Net earnings per limited partnership unit decreased from $0.21 for the three-month period ending June 30, 2000 to $0.04 for the same period in 2001, reflecting the decrease in net earnings allocated to limited partners from $392 to $71, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

Risk Factors and Forward Looking Statements

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 2001, which would result in such a risk materializing.

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


Date: August 10, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



________________________                 Senior Vice President,                         August 10, 2001
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 August 10, 2001
John A. Maccarone                        Officer)






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


Date: August 10, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


/s/Ernest J. Furtado
_______________________________          Senior Vice President,                         August 10, 2001
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



/s/John A. Maccarone
_______________________________          President (Principal Executive                 August 10, 2001
John A. Maccarone                        Officer)

