Form 10-Q
period 2001-09-30
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 2001-11-13
CIK 1003638

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 13, 2001


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 2001.

This filing is being effected by direct transmission to the Commission's EDGAR System.

Sincerely,

Ernest J. Furtado
Chief Financial Officer

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549



                                   FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 2001


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 2001

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page

Item 1.   Financial Statements

          Balance Sheets - September 30, 2001
          and December 31, 2000 (unaudited).................................................             3



          Statements of Earnings for the three and nine months
          ended September 30, 2001 and 2000 (unaudited).....................................             4



          Statements of Partners' Capital for the nine months
          ended September 30, 2001 and 2000 (unaudited).....................................             5



          Statements of Cash Flows for the nine months
          ended September 30, 2001 and 2000 (unaudited).....................................             6



          Notes to Financial Statements (unaudited).........................................             8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................            11





TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Balance Sheets

September 30, 2001 and December 31, 2000
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                               2001                   2000
                                                                         ----------------       ----------------
Assets
Container rental equipment, net of accumulated
   depreciation of $11,183, (2000:  $9,707) (note 3)                     $        23,517        $        24,411
Cash                                                                                 960                    889
Accounts receivable, net of allowance
   for doubtful accounts of $63, (2000:  $71)                                        959                  1,216
 Due from affiliates, net (note 2)                                                    84                    229
 Prepaid expenses                                                                      -                      4
                                                                         ----------------       ----------------

                                                                         $        25,520        $        26,749
                                                                         ================       ================
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $           206        $           148
   Accrued liabilities                                                               305                    259
   Accrued damage protection plan costs                                               67                     98
   Accrued recovery costs                                                             99                     88
   Deferred quarterly distributions                                                   22                     32
   Container purchases payable                                                       230                     46
                                                                         ----------------       ----------------

          Total liabilities                                                          929                    671
                                                                         ----------------       ----------------

Partners' capital:
   General partners                                                                    -                      -
   Limited partners                                                               24,591                 26,078
                                                                         ----------------       ----------------

          Total partners' capital                                                 24,591                 26,078
                                                                         ----------------       ----------------

                                                                         $        25,520        $        26,749
                                                                         ================       ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Earnings

For the three and nine months ended September 30, 2001 and 2000
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                               Three months      Three months       Nine months       Nine months
                                                                  Ended            Ended              Ended              Ended
                                                             Sept. 30, 2001    Sept. 30, 2000    Sept. 30, 2001     Sept. 30, 2000
                                                             ----------------  ----------------  ----------------   ----------------
Rental income                                                $         1,227   $         1,389    $        3,779    $         4,239
                                                             ----------------  ----------------  ----------------   ----------------
Costs and expenses:
    Direct container expenses                                            384               194             1,146                791
    Bad debt expense (benefit)                                             6                 1                (6)               (11)
    Depreciation                                                         515               517             1,543              1,504
    Professional fees                                                      8                20                27                 67
    Management fees to affiliates (note 2)                               107               123               346                374
    General and administrative costs to affiliates (note 2)               59                78               192                218
    Other general and administrative costs                                11                12                35                 37
    Loss (gain) on sale of containers                                      4                 5                (2)                 9
                                                             ----------------  ----------------  ----------------   ----------------

                                                                       1,094               950             3,281              2,989
                                                             ----------------  ----------------  ----------------   ----------------

    Income from operations                                               133               439               498              1,250
                                                             ----------------  ----------------  ----------------   ----------------

    Interest income                                                        7                17                32                 51
                                                             ----------------  ----------------  ----------------   ----------------


    Net earnings                                             $           140   $           456   $           530    $         1,301
                                                             ================  ================  ================   ================

Allocation of net earnings (note 2):
    General partners                                         $            58   $            61   $           200    $           182
    Limited partners                                                      82               395               330              1,119
                                                             ----------------  ----------------  ----------------   ----------------

                                                             $           140   $           456   $           530    $         1,301
                                                             ================  ================  ================   ================

Limited partners' per unit share of
    net earnings                                             $          0.04   $          0.21   $          0.18    $          0.61
                                                             ================  ================  ================   ================

Limited partners' per unit share
    of distributions                                         $          0.28   $          0.30   $          0.98    $          0.90
                                                             ================  ================  ================   ================

Weighted average number of limited
    partnership units outstanding                                  1,848,397         1,848,397         1,848,397          1,848,397
                                                             ================  ================  ================   ================

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                    Partners' Capital
                                                                ----------------------------------------------------------
                                                                  General              Limited                  Total
                                                                ------------       ---------------         ---------------
Balances at January 1, 2000                                     $         -        $       26,827          $       26,827

Distributions                                                          (182)               (1,663)                 (1,845)

Net earnings                                                            182                 1,119                   1,301
                                                                ------------       ---------------         ---------------

Balances at September 30, 2000                                  $         -        $       26,283          $       26,283
                                                                ============       ===============         ===============

Balances at January 1, 2001                                     $         -        $       26,078          $       26,078

Distributions                                                          (200)               (1,817)                 (2,017)

Net earnings                                                            200                   330                     530
                                                                ------------       ---------------         ---------------

Balances at September 30, 2001                                  $         -        $       24,591          $       24,591
                                                                ============       ===============         ===============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                            2001                    2000
                                                                       ----------------        ----------------
Cash flows from operating activities:
   Net earnings                                                        $           530         $         1,301
   Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation                                                            1,543                   1,504
         Decrease in allowance for doubtful accounts                                (8)                    (13)
         (Gain) loss on sale of containers                                          (2)                      9
         Decrease in assets:
             Accounts receivable                                                   275                      71
             Due from affiliates, net                                              130                     140
             Prepaid expenses                                                        4                       5
         Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                              104                      40
             Accrued recovery costs                                                 11                       8
             Accrued damage protection plan costs                                  (31)                    (62)
                                                                       ----------------        ----------------

             Net cash provided by operating activities                           2,556                   3,003
                                                                       ----------------        ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                166                     131
   Container purchases                                                            (618)                 (1,186)
                                                                       ----------------        ----------------

             Net cash used in investing activities                                (452)                 (1,055)
                                                                       ----------------        ----------------

Cash flows from financing activities:
   Distributions to partners                                                    (2,033)                 (1,846)
                                                                       ----------------        ----------------

              Net cash used in financing activities                             (2,033)                 (1,846)
                                                                       ----------------        ----------------

Net increase in cash                                                                71                     102

Cash at beginning of period                                                        889                     729
                                                                       ----------------        ----------------

Cash at end of period                                                  $           960         $           831
                                                                       ================        ================


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the nine months ended September 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received by the Partnership as of September 30, 2001 and 2000, and December 31, 2000 and 1999, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash
Flows for the nine-month periods ended September 30, 2001 and 2000.

                                                                  Sept. 30       Dec. 31       Sept. 30        Dec. 31
                                                                    2001           2000            2000         1999
                                                                 -----------    -----------    -----------    ----------
Container purchases included in:
     Container purchases payable..........................           $230            $46           $208         $    -


Distributions to partners included in:
     Due to affiliates....................................             17             23             20             20
     Deferred quarterly distributions.....................             22             32             29             30

Proceeds from sale of containers included in:
     Due from affiliates..................................             33             54             76             21

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2001 and 2000.

                                                                                                   2001           2000
                                                                                                   ----           ----

Container purchases recorded.............................................                        $  802         $1,394
Container purchases paid.................................................                           618          1,186

Distributions to partners declared.......................................                         2,017          1,845
Distributions to partners paid...........................................                         2,033          1,846

Proceeds from sale of containers recorded................................                           145            186
Proceeds from sale of containers received................................                           166            131

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying values of containers transferred during the nine-month periods ended September 30, 2001 and 2000 was $10 and $35, respectively.


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months ended September 30, 2001 and 2000
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General


      Textainer Equipment Income Fund VI, L.P. (the Partnership), a California limited partnership with a maximum life of 21 years, was formed in 1995. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 2001 and December 31, 2000, and the results of its operations, changes in partners' capital and cash flows for the nine-month periods ended September 30, 2001 and 2000, have been made.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $21 and $81 of incentive management fees during the three and nine-month periods ended September 30, 2001, respectively, and $26 and $77, respectively, for the comparable periods in 2000. No equipment liquidation fees were incurred during these periods.

      The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates, net at September 30, 2001 and December 31, 2000.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $86 and $265 for the three and nine-month periods ended September 30, 2001, respectively, and $97 and $297, respectively, for the comparable periods in 2000. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership during the three and nine-month periods ended September 30, 2001 and 2000 were as follows:


                                     Three months                 Nine months
                                    ended Sept. 30,              ended Sept. 30,
                                    ---------------              ---------------
                                    2001       2000              2001       2000
                                    ----       ----              ----       ----

      Salaries                       $39        $38              $115       $113
      Other                           20         40                77        105
                                      --         --               ---        ---
        Total general and
          administrative costs       $59        $78              $192       $218
                                      ==         ==               ===        ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TCC. The General Partners allocated the following general and administrative costs to the Partnership during the three and nine-month periods ended September 30, 2001 and 2000:

                                     Three months                  Nine months
                                    ended Sept. 30,              ended Sept. 30,
                                    ---------------              ---------------
                                    2001       2000              2001       2000
                                    ----       ----              ----       ----

      TEM                            $51        $65              $167       $185
      TCC                              8         13                25         33
                                      --         --               ---        ---
        Total general and
          administrative costs       $59        $78              $192       $218
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

      At September 30, 2001 and December 31, 2000, due from affiliates, net is comprised of:


                                                           2001             2000
                                                           ----             ----
      Due from affiliates:
          Due from TEM...........................          $108             $260
                                                            ---              ---

      Due to affiliates:
          Due to TCC.............................             7                8
          Due to TL..............................            17               23
                                                            ---              ---
                                                             24               31
                                                            ---              ---

                Due from affiliates, net                   $ 84             $229
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

Note 3.   Container Rental Equipment

      New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the nine-month periods ended September 30, 2001 and 2000.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership as of and for the three and nine-month periods ended September 30, 2001 and 2000. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

Limited partners are currently receiving monthly distributions in an annualized amount equal to 5% of their original investment. The limited partners' distribution percentage was reduced from 7% to 5% starting in July 2001. During the nine-month period ended September 30, 2001, the Partnership declared cash distributions to limited partners pertaining to the period from December 2000 to August 2001, in the amount of $1,817. On a cash basis, all of these distributions were from current year operating activities. On a GAAP basis, $1,487 of these distributions was a return of capital and the balance was from net earnings.

At September 30, 2001, the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the nine-months ended September 30, 2001 and 2000, was $2,556 and $3,003, respectively. The decrease of $447, or 15%, was primarily attributable to the decrease in net earnings, adjusted for non-cash transactions and fluctuations in accounts payable and accrued liabilities, accrued damage protection plan costs and accounts receivable. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income and the increase in direct container expenses. The reasons for these fluctuations are discussed in "Results of Operations". Fluctuations in accounts payable and accrued liabilities resulted from timing differences in the payment of expenses and fees. The decrease in accrued damage protection plan costs of $31 during the nine-month period ended September 30, 2001 was primarily due to the decline in the number of containers covered under the damage protection plan. The decrease in accounts receivable of $275 during the nine-month period ended September 30, 2001 was primarily due to the decrease in rental income and a decrease in the average collection period of accounts receivable. The decrease in accounts receivable of $71 during the equivalent period in 2000 was primarily due to the decline in the average collection period of accounts receivable.

For the nine-month period ended September 30, 2001, net cash used in investing activities (the purchase and sale of containers) was $452 compared to $1,055 for the same period in 2000. Net cash used in investing activities decreased $603 due to the decrease in cash used for container purchases and the increase in proceeds from container sales. Cash used for container purchases decreased primarily due to the Partnership purchasing fewer containers at a lower average cost. The increase in proceeds from container sales was due to timing differences in the accrual and receipt of sales proceeds. During the nine-month periods ended September 30, 2001 and 2000, the Partnership sold damaged containers, primarily in low demand locations. The sales price received for these container decreased from the nine-month period ended September 30, 2001 compared to the same period in 2000 as a result of current market conditions, which have adversely affected the value of used containers. Until conditions improve in these low demand locations, the Partnership plans to continue to sell some of its containers in these locations. The number of containers sold, both in low demand locations and elsewhere, as well as the amount of sales proceeds, will affect how much the Partnership can reinvest in new containers.

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


Results of Operations

The Partnership's income from operations, which consists primarily of rental income net of container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the nine-month periods ended September 30, 2001 and 2000, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                           2001             2000
                                                           ----             ----

      Beginning container fleet...............           11,151           10,642
      Ending container fleet..................           11,505           11,116
      Average container fleet.................           11,328           10,879

As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold, which is likely to result in a trend towards a smaller average container fleet. Other factors related to the Partnership's ability to reinvest funds in new containers are discussed above under "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 72% and 84% during the nine-month periods ended September 30, 2001 and 2000, respectively. In addition, rental income is affected by daily rental rates.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 2001 and 2000.

The Partnership's income from operations for the nine-month periods ending September 30, 2001 and 2000 was $498 and $1,250, respectively, on rental income of $3,779 and $4,239, respectively. The decrease in rental income of $460, or 11%, from the nine-month period ended September 30, 2000 to the comparable period in 2001 was primarily attributable to decreases in container rental income offset by the increase in other rental income. Income from container rentals, the major component of total revenue decreased $551, or 14%, primarily due to the decrease in the average on-hire utilization of 14%, partially offset by the increase in average fleet size of 4% between the periods.

In the fourth quarter of 2000, utilization began to decline and has continued to decline through the end of the third quarter of 2001. This decline was due to lower overall demand by shipping lines for leased containers, which is primarily a result of the worldwide economic slowdown. The effects of the economic slowdown on shipping have been heightened by the recent curtailment in world trade, caused by the after-effects of the September 11 terrorist attacks. This curtailment in world trade has caused some shipping lines to reduce service levels along certain routes which, of course, may further weaken demand for containers. Two other factors are currently reducing the demand for leased containers. Shipping lines have added larger vessels to their fleets, which combined with lower cargo volume growth, has made it easier for them to use otherwise empty vessel space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and 2001, thus temporarily reducing their need to lease containers. These orders for additional containers are part of a general increase in capacity for the shipping lines. This increase in capacity amounted to 12% this year, and an additional increase in capacity is expected next year, because the shipping lines placed orders for additional ships and containers before recognizing the slowdown in world trade. To the extent that this increased capacity remains underutilized, shipping lines may seek to cut costs in order to sustain profits, which may put further downward pressure on demand for containers and/or container rental rates.

As a result of the lower demand, the trade imbalance between Asia and North America and Asia and Europe has eased slightly. Combined with the excess vessel capacity, these factors have made it easier, although not necessarily less expensive, to reposition containers. During the nine-month period ended September 30, 2001, the Partnership was able to reposition newer containers from low demand locations in North America to historically higher demand locations in Asia. As a consequence, the build-up of containers in North America, which persisted over the past several years, has eased.

Nevertheless, the Partnership continues to sell (rather than reposition) some containers located in low demand locations, but primarily only those containers that were damaged. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers.

Current market conditions continue to cause a decline in the economic value of used containers. The average sales price for containers sold by the Partnership as well as other Partnerships managed by the General Partners has decreased. Additionally, other Partnerships managed by the General Partners have recorded write-downs and losses on certain older containers. Many of these containers have been located in low demand locations. There have been no such losses or write-downs recorded by the Partnership primarily due to the young age of the Partnership's container fleet. Sales by the Partnership in these low demand locations have been generally limited to damaged containers. However, as the container fleet ages, the Partnership may incur losses and/or write-downs on the sale of its older containers located in low demand locations, if existing market conditions continue. Additionally, should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value of some or all of its container rental equipment.

Despite the decline in demand for leased containers discussed above and the decline in new container purchase prices, the stabilization of rental rates, which began during 2000, has continued in 2001. Until such time as the worldwide economies improve, particularly those of the United States and Europe, the uncertainties caused by the September 11 terrorist attacks have been diminished, and cargo volumes increase to the point where this year's 12% increase in worldwide vessel capacity is absorbed, there may be no significant improvements in utilization.

The General Partners do not foresee material changes in existing market conditions for the near term. Should there be a worldwide recession, demand for leased containers could decline further and result in a decline in lease rates and further declines in utilization and container sale prices, adversely affecting the Partnership's operating results.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine-month period ended September 30, 2001, the total of these other rental income items was $387, an increase of $90 from the equivalent period in 2000. The increase was primarily due to increases in location and DPP income of $69 and $38, respectively, offset by a $17 decrease in handling income. Location income increased primarily due to a decrease in credits granted to lessees for picking up containers from surplus locations. DPP income increased primarily due to an increase in the average DPP price charged per container. Handling income decreased primarily due to handling not being charged on certain container movements.

Direct container expenses increased $355, or 45%, from the nine-month period ending September 30, 2000 to the equivalent period in 2001, primarily due to increases in storage, repositioning and DPP expenses of $229, $100 and $34, respectively. Storage expense increased primarily due to the decrease in average utilization noted above. Repositioning expense increased due to an increase in the higher average repositioning cost per container. DPP expense increased due to an increase in the average DPP repair cost per container.

Bad debt benefit decreased from $11 for the nine-month period ended September 30, 2000 to $6 for the comparable period in 2001. The decrease was primarily due to a lower required adjustment to the bad debt reserve at September 30, 2001 compared to the same period at 2000.

Depreciation expense increased $39, or 3%, from the nine-month period ended September 30, 2000 to the comparable period in 2001 due to the increase in fleet size.

New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the nine-month periods ended September 30, 2001 and 2000.

The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

Management fees to affiliates decreased $28, or 7% from the nine-month period ended September 30, 2000 to the comparable period in 2001, due to a decrease in equipment management fees, offset by an increase in incentive management fees. The decrease in equipment management fees, which are based primarily on gross revenue, resulted from the decrease in rental income. These fees were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital increased $4 due to the increase in the limited partner distribution percentage from 6% to 7% of initial partners' capital in October 2000 offset by a reduction of distribution percentage to 5% starting in July 2001.

General and administrative costs to affiliates decreased $26 or 12%, from the nine-month period ended September 30, 2000 to the comparable period in 2001 primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Gain/loss on sale of containers fluctuated from a loss of $9 for the nine-month period ended September 30, 2000 to a gain of $2 for the equivalent period in 2001.

Net earnings per limited partnership unit decreased from $0.61 to $0.18 from the nine-month period ended September 30, 2000 to the same period in 2001, reflecting the decrease in net earnings allocated to limited partners from $1,119 to $330, respectively. The allocation of net earnings for the nine-month periods ended September 30, 2001 and 2000 included a special allocation of gross income to the General Partners of $150 and $58, respectively, in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 2001 and 2000.

The Partnership's income from operations for the three-month periods ending September 30, 2001 and 2000 was $133 and $439, respectively, on rental income of $1,227 and $1,389, respectively. The decrease in rental income of $162, or 12%, from the three-month period ended September 30, 2000 to the comparable period in 2001 was primarily attributable to the decreases in container rental and other rental income. Income from container rentals decreased $315, or 23%, primarily due to the decrease in the average on-hire utilization of 22%.

Other rental income was $177 for the three-month period ended September 30, 2001, an increase of $152 from the equivalent period in 2000. The increase was primarily due to increases in location and DPP income of $81 and $76, respectively. Location income increased primarily due to a decrease in credits granted to lessees for picking up containers from surplus locations. DPP income was higher in 2001 primarily due to a refund of $67 to one lessee as a result of the lessee canceling their DPP coverage in July 2000.

Direct container expenses increased $190, or 98%, from the three-month period ending September 30, 2000 to the equivalent period in 2001, primarily due to increases in storage and DPP expenses of $116 and $95, respectively, offset by a decrease in repositioning expenses of $16. Storage expense increased primarily due to the decrease in average utilization noted above and a higher average storage cost per container. DPP expense was higher in 2001 primarily due to a reduction of $94 in the DPP reserve as a result of a lessee canceling their DPP coverage in July 2000 as described above. Repositioning expense decreased due to a decrease in the number of containers repositioned offset by a higher average repositioning cost per container.

Bad debt expense increased from $1 for the three-month period ended September 30, 2000 to $6 for the comparable period in 2001. The increase was due to a higher required adjustment to bad debt reserve at September 30, 2001 compared to the same period at 2000.

Depreciation expense was comparable at $515 and $517 during the three-month periods ended September 30, 2001 and 2000, respectively.

Management fees to affiliates decreased $16, or 13% from the three-month period ended September 30, 2000 to the comparable period in 2001, due to decreases in equipment and incentive management fees. Equipment management fees decreased due to the decline in rental income. These fees were approximately 7% of rental income for both periods. Incentive management fees decreased due to the decrease in the limited partner distribution percentage from 6% to 5% of initial partners' capital starting in July 2001.

General and administrative costs to affiliates decreased $19, or 24%, from the three-month period ended September 30, 2000 to the comparable period in 2001. The decrease was primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Loss on sale of containers was comparable at $4 and $5 for the three-month periods ended September 30, 2001 and 2000, respectively.

Net earnings per limited partnership unit decreased from $0.21 for the three-month period ending September 30, 2000 to $0.04 for the same period in 2001, reflecting the decrease in net earnings allocated to limited partners from $395 to $82, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

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


Date: November 13, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Senior Vice President,                         November 13, 2001
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 November 13, 2001
John A. Maccarone                        Officer)




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


Date: November 13, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


/s/Ernest J. Furtado
____________________________             Senior Vice President,                         November 13, 2001
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



/s/John A. Maccarone
____________________________             President (Principal Executive                 November 13, 2001
John A. Maccarone                        Officer)
