Form 10-K
period 2001-12-31
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 2002-03-28
CIK 1003638

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


March 28, 2002


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Partnership") the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

                   For the fiscal year ended December 31, 2001

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

                  Container leasing companies and the Registrant operate in a similar manner by owning a worldwide fleet of new and used transportation containers and leasing these containers to international shipping companies hauling various types of goods among numerous trade routes. All lessees pay a daily rental rate and in certain markets may pay special handling fees and/or drop-off charges. In addition to these fees and charges, a lessee must either provide physical damage and liability insurance or purchase a damage waiver from the Registrant, in which case the Registrant agrees to pay the cost of repairing certain physical damage to containers. Container leasing companies compete with one another on the basis of lease rates, fees charged, services provided and availability of equipment. To ensure the availability of equipment to its customers, container leasing companies and the Registrant may pay to reposition containers from low demand locations to higher demand locations. By maintaining the highest lease rates and the highest equipment utilization factors allowed by market conditions, the Registrant attempts to generate revenue and profit.

                  The majority of the Registrant's equipment is leased under master leases, which are comparable to the corporate rate agreements used by rental car companies. The master leases provide that the lessee, for a specified period of time, may rent containers at specific terms, conditions and rental rates. Although the terms of the master lease governing each container under lease do not vary, the number of containers in use can vary from time to time within the term of the master lease. The terms and conditions of the master lease provide that the lessee pays a daily rental rate for the entire time the container is in his possession (whether or not he is actively using it), is responsible for any damage, and must insure the container against liabilities. Some of the Partnership's equipment is leased under long-term lease agreements. Unlike master lease agreements, long-term lease agreements provide for containers to be leased for periods of between three to five years. Such leases are generally cancelable with a penalty at the end of each twelve-month period. Under direct finance leases, the containers are usually leased from the Partnership for the remainder of the container's useful life with a purchase option at the end of the lease term. Direct finance leases currently cover a minority of the Partnership's equipment. For a more detailed discussion of the leases for the Registrant's equipment, see "Leasing Policy" under "Business of the Partnership" in the Registrant's Prospectus as supplemented. The Registrant also sells containers in the course of its business as opportunities arise, at the end of the container's useful life or if market and economic considerations indicate that a sale would be beneficial. See, Item 7 herein and "Business of the Partnership" in Registrant's Prospectus, as supplemented.

(c)(1)(ii)        Inapplicable.

(c)(1)(iii)       Inapplicable.

(c)(1)(iv)        Inapplicable.

(c)(1)(v)         Inapplicable.

(c)(1)(vi)        Inapplicable.

(c)(1)(vii) During the year ended December 31, 2001, no single lessee generated lease revenue which was 10% or more of the total revenue of the Registrant.

(c)(1)(viii)      Inapplicable.

(c)(1)(ix)        Inapplicable.

(c)(1)(x) There are approximately 80 container leasing companies of which the top ten control approximately 88% of the total equipment held by all container leasing companies. The top two container leasing companies combined control approximately 31% of the total equipment held by all container leasing companies. Textainer Equipment Management Limited, an Associate General Partner of the Registrant and the manager of its marine container equipment, is the third largest container leasing company and manages approximately 13% of the equipment held by all container leasing companies. The customers for leased containers are primarily international shipping lines. The Registrant alone is not a material participant in the worldwide container leasing market. The principal methods of competition are price, availability and the provision of worldwide service to the international shipping community. Competition in the container leasing market has increased over the past few years. Since 1996, shipping alliances and other operational consolidations among shipping lines have allowed shipping lines to begin operating with fewer containers, thereby decreasing the demand for leased containers and allowing lessees to gain concessions from lessors about price, special charges or credits and, in certain markets, the age specification of the containers rented. Furthermore, primarily due to lower new container prices and low interest rates, shipping lines now own, rather than lease, a higher percentage of containers. The decrease in demand from shipping lines, along with the entry of new leasing company competitors offering low container rental rates, has increased competition among container lessors such as the Registrant.

(c)(1)(xi)        Inapplicable.

(c)(1)(xii)       Inapplicable.

(c)(1)(xiii)      The    Registrant    has no    employees.  Textainer   Capital
                  Corporation   (TCC),  the  Managing  General  Partner o f  the
                  Registrant,  is  responsible for  the  overall  management  of
                  the business of   the  Registrant and at December 31, 2001 had
                  4 employees.  Textainer   Equipment  Management Limited (TEM),
                  an  Associate    General  Partner,   is  responsible  for  the
                  management of the leasing    operations of the  Registrant and
                  at December 31, 2001 had a total of 157 employees.

(d)       Financial Information about Foreign and Domestic Operations and Export
          Sales.

          The Registrant is involved in leasing containers to international shipping companies for use in world trade. Approximately 11%, 13% and 15% of the Registrant's rental revenue during the years ended December 31, 2001, 2000 and 1999, respectively, was derived from operations sourced or terminated domestically. These percentages do not reflect the proportion of the Partnership's income from operations generated domestically or in domestic waterways. Substantially all of the Partnership's income from operations is derived from assets employed in foreign operations. See "Business of the Partnership", in the Registrant's Prospectus, as supplemented and for a discussion of the risks of leasing containers for use in world trade, see "Risk Factors and Forward-Looking Statements" in Item 7 herein.

ITEM 2.      PROPERTIES

As of December 31, 2001, the Registrant owned the following types and quantities of equipment:

         20-foot standard dry freight containers                     4,552
         40-foot standard dry freight containers                     4,704
         40-foot high cube dry freight containers                    2,377
                                                                    ------
                                                                    11,633
                                                                    ======

During December 2001, approximately 61% of these containers were on lease to international shipping companies and the balance was being stored primarily at a large number of storage depots located worldwide. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition.

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

(a)(1)(ii)        Inapplicable.

(a)(1)(iii)       Inapplicable.

(a)(1)(iv)        Inapplicable.

(a)(1)(v)         Inapplicable.

(a)(2)            Inapplicable.

(b)      Holders.

(b)(1) As of January 1, 2002, there were 1,940 holders of record of limited partnership interests in the Registrant.

(b)(2)            Inapplicable.

(c)      Dividends.

                  Inapplicable.

At December 31, 2001, the Registrant was paying distributions at an annualized rate equal to 5% of a Unit's initial cost, or $1.00 per Unit. For information about the amount of distributions paid during the five most recent fiscal years, see Item 6, "Selected Financial Data." Distributions are made monthly by the Registrant to its limited partners.

ITEM 701:         Inapplicable.

ITEM 6.      SELECTED FINANCIAL DATA

                                                           (Amounts in thousands except for per unit amounts)

                                                                        Years ended December 31,
                                                ----------------------------------------------------------------
                                                    2001          2000          1999          1998          1997
                                                    ----          ----          ----          ----          ----
Rental income.........................           $ 4,893       $ 5,697       $ 5,413       $ 6,258       $ 5,798

Income from operations................           $   606       $ 1,714       $   863       $ 1,698       $ 1,740

Net earnings..........................           $   642       $ 1,781       $   887       $ 1,717       $ 1,649

Net earnings per unit of limited
 partner interest.....................           $  0.21       $  0.83       $  0.34       $  0.37       $  0.84

Distributions per unit of limited
 partner interest.....................           $  1.23       $  1.23       $  1.30       $  1.72       $  1.74

Distributions per unit of limited
 partner interest representing a
 return of capital....................           $  1.02       $  0.40       $  0.96       $  1.35       $  0.90

Total assets..........................           $24,874       $26,749       $27,440       $29,126       $31,017

Intercompany borrowings for container
purchases.............................           $     -       $     -       $     -       $     -       $    29


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (Amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the years ended December 31, 2001, 2000 and 1999. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Textainer Capital Corporation (TCC) is the Managing General Partner of the Partnership. Textainer Equipment Management Limited (TEM) and Textainer Limited
(TL) are Associate General Partners of the Partnership. The General Partners manage and control the affairs of the Partnership.

Liquidity and Capital Resources

From May 10, 1996 until April 30, 1997, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,100 on June 17, 1996, and raised a total of $36,968 from the offering.

The Partnership invests working capital, cash flow from operations prior to its distribution to the partners and proceeds from container sales that have not been used to purchase containers in short-term, liquid investments. Rental income is the Partnership's principal source of liquidity and provides a major source of funds for distributions. Rental income has been adversely affected by current market conditions for leased containers, and these market conditions may continue or worsen. Market conditions are discussed more fully in "Results of Operations." The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited partners are currently receiving monthly distributions in an annualized amount equal to 5% of their original investment. During the year ended December 31, 2001, the Partnership declared cash distributions to limited partners pertaining to the period from December 2000 through November 2001, in the amount of $2,280. On a cash basis, all of these distributions were from operations. On a financial statement basis, $1,888 of these distributions was a return of capital and the balance was from net earnings.

From time to time, the Partnership may redeem units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. Since inception, the Partnership has not redeemed any units

At December 31, 2001, the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the years ended December 31, 2001 and 2000, was $3,136 and $3,963, respectively. The decrease of $827, or 21%, is primarily attributable to the decrease in net earnings, adjusted for non-cash transactions, offset by fluctuations in gross accounts receivable and due from affiliates, net. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income and increase in direct container expenses. These items are discussed more fully in "Results of Operations". The decrease in gross accounts receivable of $256 during the year ended December 31, 2001 was primarily due to the decrease in rental income and a decrease in the average collection period of accounts receivable. The decrease in gross accounts receivable of $127 during the comparable period in 2000 was primarily due to the decline in the average collection period of accounts receivable. Fluctuations in due from affiliates, net resulted from timing differences in the payment of expenses, fees and distributions and the remittance of net rental revenues and container sales proceeds, as well as in fluctuations in these amounts.

For the years ended December 31, 2001 and 2000 net cash used in investing activities (the purchase and sale of containers) was $1,013 and $1,278, respectively. Net cash used in investing activities decreased $265 primarily due to the decrease in cash used for container purchases. Cash used for container purchases decreased primarily due to the Partnership purchasing fewer containers and a lower average purchase price. Proceeds from container sales were comparable between the periods as the number of containers sold and the sales price received on container sales were comparable for both periods; however, these sales proceeds are lower than sales proceeds received in previous years as a result of current market conditions, which have adversely affected the value of used containers. Until market conditions improve in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations. The number of containers sold, both in low demand locations and elsewhere, as well as the average sales prices, will affect how much the Partnership can reinvest in new containers.

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

Both cash from operations available for reinvestment and sales proceeds, have been adversely affected by market conditions. These market conditions have resulted in a slower than anticipated rate of reinvestment. Market conditions are discussed more fully under "Results of Operations." A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet. Furthermore, even with reinvestment, the Partnership is not likely to be able to replace all the containers it sells, since new container prices are usually higher than the average sales price for a used container, and the majority of cash available for reinvestment is from sales proceeds.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the years ended December 31, 2001, 2000, and 1999, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                    2001        2000        1999
                                                    ----        ----        ----

         Beginning container fleet..........      11,151      10,642      10,718
         Ending container fleet.............      11,633      11,151      10,642
         Average container fleet............      11,392      10,897      10,680

As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold, which is likely to result in a trend towards a smaller average container fleet. Other factors related to the Partnership's ability to reinvest funds in new containers are discussed above in "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 69%, 84% and 78% during the years ended December 31, 2001, 2000 and 1999, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At December 31, 2001, the Partnership's off-lease containers (in units) were located in the following locations:


      America                                     993
      Europe                                      894
      Asia                                      2,644
                                                -----

      Total off-lease containers                4,531
                                                =====

In addition to utilization, rental income is affected by daily rental rates, which have decreased slightly between the periods, as described below.

The following is a comparative analysis of the results of operations for the years ended December 31, 2001, 2000 and 1999.

The Partnership's income from operations for the years ended December 31, 2001 and 2000 was $606 and $1,714, respectively, on rental income of $4,893 and $5,697, respectively. The decrease in rental income of $804, or 14%, from the year ended December 31, 2000 to the same period in 2001 was attributable to the decrease in container rental income, offset by the increase in other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $928, or 18%, primarily due to the decreases in the average on-hire utilization of 18%, and average rental rates of 3%, offset by the 5% increase in average fleet size. The majority of the Partnership's rental income was generated from the leasing of the Partnership's containers under master operating leases.

The Partnership's income from operations for the years ended December 31, 2000 and 1999 was $1,714 and $863, respectively, on rental income of $5,697 and $5,413, respectively. The increase in rental income of $284, or 5%, from the year ended December 31, 1999 to the year ended December 31, 2000 was attributable to increases in container rental income, offset by the decrease in other rental income. Income from container rentals, increased $497, or 10%, primarily due to the increase in average on-hire utilization of 8%, partially offset by the decrease in average rental rates of 2%.

In the fourth quarter of 2000, utilization began to decline and continued to decline during 2001 and into the beginning of 2002. This decline was due to lower overall demand by shipping lines for leased containers, which is primarily a result of the worldwide economic slowdown. Two other factors are currently reducing the demand for leased containers. Shipping lines have added larger vessels to their fleets, which combined with lower cargo volume growth, has made it easier for them to use otherwise empty vessel space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and 2001, thus temporarily reducing their need to lease containers. These orders for additional containers are part of a general increase in vessel capacity for the shipping lines. This increase in vessel capacity amounted to 12% in 2001. An additional increase in vessel capacity of approximately 12% is expected in 2002, because the shipping lines placed orders for additional ships before recognizing the slowdown in world trade. To the extent that this increased vessel capacity remains underutilized, shipping lines may seek to cut costs in order to sustain profits or reduce losses, which may put further downward pressure on demand for containers.

As a result of the lower demand, the trade imbalance between Asia and North America and Asia and Europe has eased slightly. Combined with the excess vessel capacity, these factors have made it easier, although not necessarily less expensive, to reposition containers. During the year ended December 31, 2001, the Partnership was able to reposition newer containers from low demand locations in North America and Europe to historically higher demand locations in Asia. As a consequence, the build-up of containers in North America and Europe, which persisted over the past several years, has eased slightly. For the number of off-lease containers located in the lower demand locations of America and Europe, see chart above.

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

Despite the decline in demand for leased containers discussed above and the decline in new container purchase prices, rental rates were comparable during these periods. Until such time as the worldwide economies improve, particularly those of the United States and Europe, and cargo volumes increase to the point where this year's 12% increase in worldwide vessel capacity is absorbed, there may be no significant improvements in utilization or rental rates.

Therefore, the General Partners do not foresee material changes in existing market conditions for the near term. Should there be a worldwide recession, demand for leased containers could decline further and result in a decline in lease rates and further declines in utilization and container sale prices, adversely affecting the Partnership's operating results.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the year ended December 31, 2001, other rental income was $520, an increase of $124 from the equivalent period in 2000. The increase was primarily due to increases in location and DPP income of $90 and $41, respectively. Location income increased primarily due to (i) the decline in credits granted to lessees for picking up containers from surplus locations as there were fewer lease-out opportunities for which credits could be offered and
(ii) an increase in charges to lessees for dropping off containers in certain locations. DPP income increased primarily due to an increase in the average DPP price charged per container, offset by a decline in the number of containers covered under DPP.

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

Direct container expenses increased $384, or 36%, from the year ended December 31, 2000 to the same period in 2001. The increase was primarily due to the increase in storage expense of $360. Storage expense increased due to the decrease in utilization noted above.

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

Bad debt (benefit) expense was ($8), ($14) and $61 for the years ended December 31, 2001, 2000 and 1999, respectively. The fluctuations in bad debt benefit/expense reflect the required adjustment to the bad debt reserve and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The benefits recorded during the years ended December 31, 2001 and 2000 reflect lower reserve requirements from the previous year and the expense recorded during the year ended December 31, 1999 reflects a greater reserve requirement from the previous year.

Depreciation expense increased $48, or 2%, and $31, or 2%, from the years ended December 31, 2000 to 2001, and December 31, 1999 to 2000, respectively. These increases were primarily due to the increase in the average fleet size between the periods.

New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the years ended December 31, 2001, 2000 and 1999.

The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

Management fees to affiliates decreased $58 or 12%, from the year ended December 31, 2000 to the comparable period in 2001, primarily due to decreases in both equipment and incentive management fees. Equipment management fees decreased $55 due to the decline in rental income, upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital decreased $4 due to the decrease in the limited partner distribution percentage from 7% to 5% of initial partners' capital in July 2001, offset by the increase in the limited partners distribution percentage from 6% to 7% of initial partners' capital in October 2000.

Management fees to affiliates increased $16 or 3%, from the year ended December 31, 1999 to the comparable period in 2000, primarily due to the increase in equipment management fees of $18. Equipment management fees, increased due to the increase in rental income and were approximately 7% of rental income for both periods. Incentive management fees were $107 and $108 during the years ended December 31, 2000 and 1999, respectively. Incentive management fees were comparable, as the effect of the decrease in limited partner distribution percentage from 8% to 6% of initial partners' capital in March 1999 was offset by the effect of the increase of the distribution percentage from 6% to 7% in October 2000.

General and administrative costs decreased $37 or 13%, from the year ended December 31, 2000 to the comparable period in 2001. The decrease was primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM. General and administrative costs were comparable during the years ended December 31, 1999 to 2000.

The Partnership Agreement provides for the ongoing payment to the General Partners of the management fees and the reimbursement of the expenses discussed above. Since these fees and expenses are established by the Agreement, they cannot be considered the result of arms' length negotiations with third parties. The Partnership Agreement was formulated at the Partnership's inception and was part of the terms upon which the Partnership solicited investments from its limited partners. The business purpose of paying the General Partners these fees is to compensate the General Partners for the services they render to the Partnership. Reimbursement for expenses is made to offset some of the costs incurred by the General Partners in managing the Partnership and its container fleet. More details about these fees and expenses are included in footnote 2 to the Financial Statements.

The fluctuation in gain on sale of containers from the year ended December 31, 2000 to 2001 and December 31, 1999 to 2000 were due to fluctuations in the number of damaged containers sold and the sales price received on these containers. The average sales price was lower for the year ended December 31, 2001 than for the comparable earlier period.

Net earnings per limited partnership unit decreased from $0.83 to $0.21 from the year ended December 31, 2000 to the same period in 2001, respectively, reflecting the decrease in net earnings allocated to limited partners from $1,531 to $392, respectively. Net earnings per limited partnership unit increased from $0.34 to $0.83 from the year ended December 31, 1999 to 2000, respectively, reflecting the increase in net earnings allocated to limited partners from $623 to $1,531, respectively. The allocation of net earnings for the years ended December 31, 2001, 2000 and 1999 included a special allocation of gross income to the General Partners of $189, $81, and $180, respectively, in accordance with the Partnership Agreement.

Critical Accounting Policies and Estimates

The Partnership's discussion and analysis of its financial condition and results of operations are based upon the Partnership's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Partnership's management evaluates its estimates on an on-going basis, including those related to the container rental equipment, accounts receivable and accruals.

These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions.

The Partnership's management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

The Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of its lessees to make required payments. These allowances are based on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. If the financial condition of the Partnership's lessees were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would adversely affect the Partnership's operating results.

The Partnership depreciates its container rental equipment based on certain estimates related to the container's useful life and salvage value. These estimates are based upon assumptions about future demand for leased containers and the estimated sales price at the end of the container's useful life. If these estimates were subsequently revised based on permanent changes in the container leasing market, the Partnership would revise its depreciation policy, which could adversely affect the Partnership's operating results.

Additionally, the recoverability of the recorded amounts of containers is evaluated to ensure that the recorded amount does not exceed the estimated fair value of the containers. If it is determined that the recorded amount exceeds the estimated fair value, the Partnership writes down the value of those containers. In determining the estimated fair value, assumptions are made regarding future demand and market conditions for leased containers as well as for used containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required. Any additional write-downs would adversely affect the Partnership's operating results.

Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Statement will be effective on January 1, 2002 and the Partnership is currently assessing the impact adoption will have on the financial condition and operating results of the Partnership.


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

Other risks of the Partnership's leasing operations include competition, the cost of repositioning containers after they come off-lease, the risk of an uninsured loss, including bad debts, increases in maintenance expenses or other costs of operating the containers, and the effect of world trade, industry trends and/or general business and economic cycles on the Partnership's operations. See "Risk Factors" in the Partnership's Prospectus, as supplemented, for additional information on risks of the Partnership's business. See "Critical Accounting Policies and Estimates" above for information on the Partnership's critical accounting policies and how changes in those estimates could adversely affect the Partnership's results of operations.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Inapplicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Attached pages 14 to 25.

                          Independent Auditors' Report
                          ----------------------------


The Partners
Textainer Equipment Income Fund VI, L.P.:

We have audited the accompanying balance sheets of Textainer Equipment Income Fund VI, L.P. (a California limited partnership) as of December 31, 2001 and 2000 and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Textainer Equipment Income Fund VI, L.P. as of December 31, 2001 and 2000 and the results of its operations, its partners' capital and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



                                  /s/ KPMG LLP


San Francisco, California
February 11, 2002

TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Balance Sheets

December 31, 2001 and 2000
(Amounts in thousands)
-----------------------------------------------------------------------------------------------------------

                                                                         2001                    2000
                                                                    ---------------         ---------------
 Assets
 Container rental equipment, net of accumulated
      depreciation of $11,689 (2000:  $9,707)                       $       23,334          $       24,411
 Cash                                                                          466                     889
 Accounts receivable, net of allowance
      for doubtful accounts of $51 (2000:  $71)                                990                   1,216
 Due from affiliates, net (note 2)                                              79                     229
 Prepaid expenses                                                                5                       4
                                                                    ---------------         ---------------

                                                                    $       24,874          $       26,749
                                                                    ===============         ===============

 Liabilities and Partners' Capital
 Liabilities:
      Accounts payable                                              $          204          $          148
      Accrued liabilities                                                      306                     259
      Accrued damage protection plan costs (note 1(j))                          52                      98
      Accrued recovery costs (note 1(i))                                       100                      88
      Deferred quarterly distributions (note 1(g))                              22                      32
      Container purchases payable                                                -                      46
                                                                    ---------------         ---------------

          Total liabilities                                                    684                     671
                                                                    ---------------         ---------------

 Partners' capital:
      General partners                                                           -                       -
      Limited partners                                                      24,190                  26,078
                                                                    ---------------         ---------------

          Total partners' capital                                           24,190                  26,078
                                                                    ---------------         ---------------

                                                                    $       24,874          $       26,749
                                                                    ===============         ===============

 See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Earnings

Years ended December 31, 2001, 2000, and 1999
(Amounts in thousands except for unit and per unit amounts)
---------------------------------------------------------------------------------------------------------------------------

                                                                         2001                2000                1999
                                                                   ----------------    ----------------    ----------------
Rental income                                                      $         4,893     $         5,697     $         5,413
                                                                   ----------------    ----------------    ----------------
Costs and expenses:
    Direct container expenses                                                1,459               1,075               1,620
    Bad debt (benefit) expense                                                  (8)                (14)                 61
    Depreciation (note 1(e))                                                 2,066               2,018               1,987
    Professional fees                                                           34                  69                  90
    Management fees to affiliates (note 2)                                     445                 503                 487
    General and administrative costs to affiliates (note 2)                    248                 285                 281
    Other general and administrative costs                                      58                  49                  50
    Gain on sale of containers                                                 (15)                 (2)                (26)
                                                                   ----------------    ----------------    ----------------

                                                                             4,287               3,983               4,550
                                                                   ----------------    ----------------    ----------------

    Income from operations                                                     606               1,714                 863
                                                                   ----------------    ----------------    ----------------

Other income:
    Interest income                                                             36                  67                  24
                                                                   ----------------    ----------------    ----------------

                                                                                36                  67                  24
                                                                   ----------------    ----------------    ----------------

    Net earnings                                                   $           642     $         1,781     $           887
                                                                   ================    ================    ================

Allocation of net earnings (note 1(g))
    General partners                                               $           250     $           250     $           264
    Limited partners                                                           392               1,531                 623
                                                                   ----------------    ----------------    ----------------

                                                                   $           642     $         1,781     $           887
                                                                   ================    ================    ================

Limited partners' per unit share of
    net earnings                                                   $          0.21     $          0.83     $          0.34
                                                                   ================    ================    ================

Limited partners' per unit share
    of distributions                                               $          1.23     $          1.23     $          1.30
                                                                   ================    ================    ================

Weighted average number of limited
    partnership units outstanding (note 1(k))                            1,848,397           1,848,397           1,848,397
                                                                   ================    ================    ================

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

Years ended December 31, 2001, 2000, and 1999
(Amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


                                                                                    Partners' Capital
                                                                 ---------------------------------------------------------
                                                                    General               Limited                Total
                                                                 --------------        --------------        -------------
Balances at December 31, 1998                                    $           -         $      28,607         $     28,607

Distributions                                                             (264)               (2,403)              (2,667)

Net earnings                                                               264                   623                  887
                                                                 --------------        --------------        -------------

Balances at December 31, 1999                                                -                26,827               26,827
                                                                 --------------        --------------        -------------

Distributions                                                             (250)               (2,280)              (2,530)

Net earnings                                                               250                 1,531                1,781
                                                                 --------------        --------------        -------------

Balances at December 31, 2000                                                -                26,078               26,078
                                                                 --------------        --------------        -------------

Distributions                                                             (250)               (2,280)              (2,530)

Net earnings                                                               250                   392                  642
                                                                 --------------        --------------        -------------

Balances at December 31, 2001                                    $           -         $      24,190         $     24,190
                                                                 ==============        ==============        =============

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Cash Flows
Years ended December 31, 2001, 2000, and 1999
(Amounts in thousands)
----------------------------------------------------------------------------------------------------------------------------

                                                                                   2001            2000            1999
                                                                              --------------  --------------   -------------
Cash flows from operating activities:
   Net earnings                                                               $         642   $       1,781    $        887
   Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation                                                                 2,066           2,018           1,987
         (Decrease) increase in allowance for doubtful accounts                         (20)            (51)             52
         Gain on sale of containers                                                     (15)             (2)            (26)
         Decrease (increase) in assets:
             Accounts receivable                                                        256             127             (35)
             Due from affiliates, net                                                   139              79             (71)
             Prepaid expenses                                                            (1)              1               3
         Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                                   103              61              53
             Accrued recovery costs                                                      12              10              18
             Accrued damage protection plan costs                                       (46)            (61)             35
                                                                              --------------  --------------   -------------

             Net cash provided by operating activities                                3,136           3,963           2,903
                                                                              --------------  --------------   -------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                     216             225             237
   Container purchases                                                               (1,229)         (1,503)              -
                                                                              --------------  --------------   -------------

             Net cash (used in) provided by investing activities                     (1,013)         (1,278)            237
                                                                              --------------  --------------   -------------

Cash flows from financing activities:
   Distributions to partners                                                         (2,546)         (2,525)         (2,685)
                                                                              --------------  --------------   -------------

              Net cash used in financing activities                                  (2,546)         (2,525)         (2,685)
                                                                              --------------  --------------   -------------

Net (decrease) increase in cash                                                        (423)            160             455

Cash at beginning of period                                                             889             729             274
                                                                              --------------  --------------   -------------

Cash at end of period                                                         $         466   $         889    $        729
                                                                              ==============  ==============   =============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Cash Flows--Continued

Years ended December 31, 2001, 2000 and 1999
(Amounts in thousands)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received by the Partnership as of December 31, 2001, 2000, 1999 and 1998, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows.

                                                                      2001        2000       1999      1998
                                                                      ----        ----       ----      ----
Container purchases included in:
     Container purchases payable..............................         $ -         $46        $ -       $ -

Distributions to partners included in:
     Due to affiliates........................................          17          23         20        26
     Deferred quarterly distributions.........................          22          32         30        42

Proceeds from sale of containers included in:
     Due from affiliates......................................          37          54         21        41

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.

                                                                                  2001       2000      1999
                                                                                  ----       ----      ----

Container purchases recorded...........................................         $1,183     $1,549    $    -
Container purchases paid...............................................          1,229      1,503         -

Distributions to partners declared.....................................          2,530      2,530     2,667
Distributions to partners paid.........................................          2,546      2,525     2,685

Proceeds from sale of containers recorded..............................            199        258       217
Proceeds from sale of containers received..............................            216        225       237

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying  values of containers  transferred  during the years ended December
31, 2001, 2000 and 1999 were $10, $38 and $83, respectively.


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Notes to Financial Statements
Years ended December 31, 2001, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

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

     Textainer Capital Corporation (TCC) is the managing general partner of the Partnership. Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are the associate general partners of the Partnership. The managing general partner and associate general partners are collectively referred to as the General Partners, and are commonly owned by Textainer Group Holdings Limited (TGH). The General Partners also act in this capacity for other limited partnerships. The General Partners manage and control the affairs of the Partnership.

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

     (c) Critical Accounting Policies and Estimates

     Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Partnership's management evaluates its estimates on an on-going basis, including those related to the container rental equipment, accounts receivable and accruals.

     These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions.

     The Partnership's management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

     The Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of its lessees to make required payments. These allowances are based on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. If the financial condition of the Partnership's lessees were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     The Partnership depreciates its container rental equipment based on certain estimates related to the container's useful life and salvage value. These estimates are based upon assumptions about future demand for leased containers and the estimated sales price at the end of the container's useful life. If these estimates were subsequently revised based on permanent changes in the container leasing market, the Partnership would revise its depreciation policy.

     Additionally, the recoverability of the recorded amounts of containers is evaluated to ensure that the recorded amount does not exceed the estimated fair value of the containers. If it is determined that the recorded amount exceeds the estimated fair value, the Partnership writes down the value of those containers. In determining the estimated fair value, assumptions are made regarding future demand and market conditions for leased containers as well as for used containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required.

     (d)  Fair Value of Financial Instruments

     In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. At December 31, 2001 and 2000, the fair value of the Partnership's financial instruments (cash, accounts receivable and current liabilities) approximates the related book value of such instruments.

     (e)  Container Rental Equipment

     Container rental equipment is recorded at the cost of the assets purchased, less accumulated depreciation charged. Depreciation of new containers is computed using the straight-line method over an estimated useful life of 12 years to a 28% salvage value. Used containers are depreciated based upon their estimated remaining useful life at the date of acquisition (from 2 to 11 years). When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the equipment accounts and any resulting gain or loss is recognized in income for the period.

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

     New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the years ended December 31, 2001, 2000 and 1999.

     The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

     SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Statement will be effective on January 1, 2002 and the Partnership is currently assessing the impact adoption will have on the financial condition and operating results of the Partnership.

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

     During the year ended December 31, 2001, no single lessee generated lease revenue which was 10% or more of the total revenue of the Partnership. For the years ended December 31, 2000 and 1999, revenue from one lessee accounted for more than 10% of the Partnership's revenues, with revenues of 10% and 12%, respectively. No other single lessee accounted for more than 10% of the Partnership's revenues during the years ended 2000 and 1999.

     (g)  Allocation of Net Earnings and Partnership Distributions

     In accordance with the Partnership Agreement, sections 3.08 through 3.12, net earnings or losses and distributions are generally allocated 9.5% to the General Partners and 90.5% to the Limited Partners. If the allocation of distributions exceeds the allocation of net earnings and creates a deficit in a General Partner's capital account, the Partnership Agreement provides for a special allocation of gross income equal to the amount of the deficit to be made to the General Partners, beginning in 1998, the year following the close of the offering period.

     Actual cash distributions to the Limited Partners differ from the allocated net earnings as presented in these financial statements because cash distributions are based on cash available for distribution. Cash distributions are paid to the general and limited partners on a monthly basis in accordance with the provisions of the Partnership Agreement. Some limited partners have elected to have their distributions paid quarterly. The Partnership has recorded deferred distributions of $22 and $32, at December 31, 2001 and 2000, respectively.

     (h)  Income Taxes

     The Partnership is not subject to income taxes. Accordingly, no provision for income taxes has been made. The Partnership files federal and state information returns only. Taxable income or loss is reportable by the individual partners.

     (i)  Recovery Costs

     The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At December 31, 2001 and 2000, the amounts accrued were $100 and $88, respectively.

     (j)  Damage Protection Plan

     The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize these revenues when earned and provide a reserve sufficient to cover the estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings and the related reserve at December 31, 2001 and 2000 was $52 and $98, respectively.

     (k)  Limited Partners' Per Unit Share of Net Earnings and Distributions

     Limited partners' per unit share of both net earnings and distributions were computed using the weighted average number of units outstanding during the years ended December 31, 2001, 2000 and 1999, which was 1,848,397 for all years.

Note 2.  Transactions with Affiliates

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $103, $107 and $108 of incentive management fees during each of the three years ended December 31, 2001, 2000 and 1999, respectively. No equipment liquidation fees were incurred during these periods.

     The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net, at December 31, 2001 and 2000.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to master operating leases and 2% of gross lease revenues attributable to full payout net leases. For the years ended December 31, 2001, 2000 and 1999, these fees totaled $342, $396 and $379, respectively.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TEM and TCC. Total general and administrative costs allocated to the Partnership were as follows:

                                                  2001         2000         1999
                                                  ----         ----         ----

               Salaries                         $  148       $  147       $  156
               Other                               100          138          125
                                                   ---          ---          ---
                 Total general and
                    administrative costs        $  248       $  285       $  281
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

                                                  2001         2000         1999
                                                  ----         ----         ----

               TEM                              $  217       $  248       $  251
               TCC                                  31           37           30
                                                   ---          ---          ---
                 Total general and
                    administrative costs        $  248       $  285       $  281
                                                   ===          ===          ===

     The General Partners may acquire containers in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such containers for the Partnership. The containers may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. One or more General Partners may also arrange for the purchase of containers in its or their names, and the Partnership may then take title to the containers by paying the seller directly.

     At December 31, 2001 and 2000, amounts due from affiliates, net, is comprised of:

                                                        2001                2000
                                                        ----                ----
               Due from affiliates:
                  Due from TEM.....................    $ 106               $ 260
                                                         ---                 ---

               Due to affiliates:
                  Due to TL........................       17                  23
                  Due to TCC.......................       10                   8
                                                         ---                 ---
                                                          27                  31
                                                         ---                 ---

               Due from affiliates, net                $  79               $ 229
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

  Note 3.  Lease Rental Income (unaudited)

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at December 31, 2001 and 2000:


                                                       2001                 2000
                                                       ----                 ----

              On-lease under master leases            4,040                5,675
              On-lease under long-term leases         3,062                3,548
                                                      -----                -----

              Total on-lease containers               7,102                9,223
                                                      =====                =====


     Under master lease agreements, the lessee is not committed to lease a minimum number of containers from the Partnership during the lease term and may generally return any portion or all the containers to the Partnership at any time, subject to certain restrictions in the lease agreement. Under long-term lease agreements, containers are usually leased from the Partnership for periods of between three to five years. Such leases are generally cancelable with a penalty at the end of each twelve-month period. Under direct finance leases, the containers are usually leased from the Partnership for the remainder of the container's useful life with a purchase option at the end of the lease term.

     The remaining containers are off-lease and are being stored primarily at a large number of storage depots in the following locations:

              America                                993
              Europe                                 894
              Asia                                 2,644
                                                   -----

              Total off-lease containers           4,531
                                                   =====

  Note 4.  Income Taxes

     During the years ended December 31, 2001, 2000 and 1999, there were temporary differences of $19,350, $17,336 and $13,842, respectively, between the financial statement carrying value of certain assets and liabilities and the federal income tax basis of such assets and liabilities. The reconciliation of net income for financial statement purposes to net loss for federal income tax purposes for the years ended December 31, 2001, 2000 and 1999, is as follows:





                                                                            2001            2000           1999
                                                                            ----            ----           ----
      Net income per financial statements..........................     $    642        $  1,781       $    887
      (Decrease) increase in provision for bad debt................          (21)            (51)            52
      Depreciation for federal income tax purposes in excess
         Of depreciation for financial statement purposes..........       (2,104)         (3,571)        (3,536)
      Gain on sale of fixed assets for federal income tax
         purposes in excess of gain recognized for
         financial statement purposes..............................          158             189            127
      (Decrease) increase in damage protection plan reserve........          (47)            (61)            35
                                                                          ------         -------        -------

      Net loss for federal income tax purposes.....................     $ (1,372)       $ (1,713)      $ (2,435)
                                                                          ======         =======        =======


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Selected Quarterly Financial Data
----------------------------------------------------------------------------------------------------------------------

The following is a summary of selected quarterly financial data for the years ended December 31, 2001, 2000 and 1999:

                                                                           (Amounts in thousands)
                                                                            2001 Quarters Ended
                                                     -----------------------------------------------------------------
                                                         Mar. 31          June 30          Sept. 30           Dec. 31
                                                     -----------------------------------------------------------------
Rental income                                             $1,329           $1,223            $1,227            $1,114

Income from operations                                    $  234           $  131            $  133            $  108

Net earnings                                              $  248           $  142            $  140            $  112

Limited partners' share of net earnings                   $  177           $   71            $   82            $   62

Limited partners' share of distributions                  $  647           $  647            $  523            $  463


                                                                            2000 Quarters Ended
                                                     -----------------------------------------------------------------
                                                         Mar. 31          June 30          Sept. 30           Dec. 31
                                                     -----------------------------------------------------------------

Rental income                                             $1,407           $1,444            $1,389            $1,457

Income from operations                                    $  363           $  516            $  466            $  369

Net earnings                                              $  393           $  452            $  456            $  480

Limited partners' share of net earnings                   $  332           $  392            $  395            $  412

Limited partners' share of distributions                  $  555           $  554            $  554            $  617


                                                                            1999 Quarters Ended
                                                     -----------------------------------------------------------------
                                                         Mar. 31          June 30          Sept. 30           Dec. 31
                                                     -----------------------------------------------------------------

Rental income                                             $1,297           $1,304            $1,374            $1,438

Income from operations                                    $  115           $   68            $  259            $  421

Net earnings                                              $  120           $   88            $  279            $  400

Limited partners' share of net earnings                   $   39           $   27            $  218            $  339

Limited partners' share of distributions                  $  740           $  554            $  554            $  555


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been none.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant has no officers or directors.

As described in the Prospectus, the Registrant's three general partners are TCC, TEM and TL. TCC is the Managing General Partner of the Partnership and TEM and TL are Associate General Partners. The Managing General Partner and Associate General Partners are collectively referred to as the General Partners. TCC, TEM and TL are wholly-owned subsidiaries of Textainer Group Holdings Limited (TGH). The General Partners act in this capacity for other limited partnerships.

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

Section 16(a) Beneficial Ownership Reporting Compliance.
--------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's General Partners, policy-making officials and persons who beneficially own more than ten percent of the Units to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to the Partnership.

Based solely on a review of the copies of such forms furnished to the Partnership or on written representations that no forms were required to be filed, the Partnership believes that with respect to its most recent fiscal year ended December 31, 2001, all Section 16(a) filing requirements were complied with. No member of management or beneficial owner owned more than 10 percent of any interest in the Partnership. None of the individuals subject to Section 16(a) failed to file or filed late any reports of transactions in the Units.


The directors and executive officers of the General Partners are as follows:

Name                             Age     Position
----                             ---     --------
Neil I. Jowell                   68      Director and Chairman of TGH, TEM, TL, TCC and TFS
John A. Maccarone                57      President, CEO and Director of TGH, TEM, TL, TCC and TFS
James E. Hoelter                 62      Director of TGH, TEM, TL, TCC and TFS
Alex M. Brown                    63      Director of TGH, TEM, TL, TCC and TFS
Harold J. Samson                 80      Director of TGH and TL
Philip K. Brewer                 45      Senior Vice President - Asset Management Group and Director of TEM and TL
Robert D. Pedersen               42      Senior Vice President - Leasing Group, Director of TEM
Ernest J. Furtado                46      Senior Vice  President , CFO and  Secretary  of TGH,  TEM,  TL, TCC and TFS,
                                         Director of TEM, TCC and TFS
Gregory W. Coan                  38      Vice President and Chief Information Officer of TEM
Wolfgang Geyer                   48      Regional Vice President - Europe
Mak Wing Sing                    44      Regional Vice President - South Asia
Masanori Sagara                  46      Regional Vice President - North Asia
Stefan Mackula                   49      Vice President -  Equipment Resale
Anthony C. Sowry                 49      Vice President - Corporate Operations and Acquisitions
Richard G. Murphy                49      Vice President - Risk Management
Janet S. Ruggero                 53      Vice President - Administration and Marketing Services
Jens W. Palludan                 51      Regional Vice President - Americas and Logistics
Isam K. Kabbani                  67      Director of TGH and TL
James A. C. Owens                62      Director of TGH and TL
S. Arthur Morris                 68      Director of TGH, TEM and TL
Dudley R. Cottingham             50      Assistant Secretary, Vice President and Director of TGH, TEM and TL
Nadine Forsman                   34      Controller of TCC and TFS

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

     Alex M. Brown is a director of TGH, TEM, TL, TCC and TFS. Additionally, he is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Among other directorships, Mr. Brown is a director of Trencor Ltd. (1996 to present). Mr. Brown became affiliated with the Textainer Group in April 1986. From 1987 until 1993, he was President and Chief Executive Officer of Textainer, Inc. and the Chairman of the Textainer Group. Mr. Brown was the managing director of Cross County Leasing in England from 1984 until it was acquired by Textainer in 1986. From 1993 to 1997, Mr. Brown was Chief Executive Officer of AAF, a company affiliated with Trencor Ltd. Mr. Brown was also Chairman of WACO International Corporation, based in Cleveland, Ohio until 1997.

     Harold J. Samson is a director of TGH and TL and has served as such since the Textainer Group's reorganization and formation of these companies in 1993. He is also a member of the Investment Advisory Committee (see "Committees", below). Mr. Samson served as a consultant to various securities firms from 1981 to 1989. From 1974 to 1981 he was Executive Vice President of Foster & Marshall, Inc., a New York Stock Exchange member firm based in Seattle. Mr. Samson was a director of IEA from 1979 to 1981. From 1957 to 1984 he served as Chief Financial Officer in several New York Stock Exchange member firms. Mr. Samson holds a B.S. in Business Administration from the University of California, Berkeley and is a California Certified Public Accountant.

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

     Gregory W. Coan is Vice President and Chief Information Officer of TEM. In this capacity, Mr. Coan is responsible for the worldwide information systems of Textainer and serves on the Credit Committee (see "Committees", below). Prior to these positions, Mr. Coan was the Director of Communications and Network Services from 1995 to 1999, where he was responsible for Textainer's network and hardware infrastructure. Mr. Coan holds a Bachelor of Arts degree in political science from the University of California at Berkeley and an M.B.A. with an emphasis in telecommunications from Golden Gate University.

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

     Richard G. Murphy is Vice President - Risk Management, responsible for all credit and risk management functions. He also supervises the administrative aspects of equipment acquisitions. He is a member of and acts as secretary to the Equipment Investment and Credit Committees (see "Committees", below). He previously served as TEM's Director of Credit and Risk Management from 1989 to 1991 and as Controller from 1988 to 1989. Prior to the takeover of the management of the Interocean Leasing Ltd. fleet by TEM in 1988, Mr. Murphy held various positions in the accounting and financial areas with that company from 1980, acting as Chief Financial Officer from 1984 to 1988. Prior to 1980, he held various positions with firms of public accountants in the U.K. Mr. Murphy is an Associate of the Institute of Chartered Accountants in England and Wales and holds a Bachelor of Commerce degree from the National University of Ireland.

     Janet S. Ruggero is Vice President - Administration and Marketing Services. Ms. Ruggero is responsible for the tracking and billing of fleets under TEM management, including direct responsibility for ensuring that all data is input in an accurate and timely fashion. She assists the marketing and operations departments by providing statistical reports and analyses and serves on the Credit Committee (see "Committees", below). Prior to joining Textainer in 1986, Ms. Ruggero held various positions with Gelco CTI over the course of 15 years, the last one as Director of Marketing and Administration for the North American Regional office in New York City. She has a B.A. in education from Cumberland College.

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

     Sheikh Isam K. Kabbani is a director of TGH and TL. He has served as such since the Textainer Group's reorganization and formation of these companies in 1993. He is Chairman and principal stockholder of the IKK Group, Jeddah, Saudi Arabia, a manufacturing and trading group which is active both in Saudi Arabia and internationally. In 1959 Sheikh Isam Kabbani joined the Saudi Arabian Ministry of Foreign Affairs, and in 1960 moved to the Ministry of Petroleum for a period of ten years. During this time he was seconded to the Organization of Petroleum Exporting Countries (OPEC). After a period as Chief Economist of OPEC, in 1967 he became the Saudi Arabian member of OPEC's Board of Governors. In 1970 he left the Ministry of Petroleum to establish his own business, the National Marketing Group, which has since been his principal business activity. Sheikh Kabbani holds a B.A. degree from Swarthmore College, Pennsylvania, and an M.A. degree in Economics and International Relations from Columbia University.

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

     Credit Committee. The Credit Committee establishes credit limits for every lessee and potential lessee of equipment and periodically reviews these limits. In setting such limits, the Credit Committee considers such factors as customer trade routes, country, political risk, operational history, credit references, credit agency analyses, financial statements, and other information. The members of the Credit Committee are John A. Maccarone (Chairman), Richard G. Murphy (Secretary), Janet S. Ruggero, Anthony C. Sowry, Philip K. Brewer, Ernest J. Furtado, Robert D. Pedersen and Gregory W. Coan.

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


(b)     Security Ownership of Management

        As of January 1, 2002, no Units were   owned by any  executive  officers
        or directors of the General Partners.


(c)     Changes in Control.

        Inapplicable.


ITEM 201 (d) Securities under Equity Compensation Plans.

        Inapplicable.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)      Transactions with Management and Others.

                                               (Amounts in thousands)

        At December 31, 2001 and 2000, amounts due from affiliates, net, is comprised of:

                                                        2001                2000
                                                        ----                ----

               Due from affiliates:
                  Due from TEM....................     $ 106               $ 260
                                                         ---                 ---

               Due to affiliates:
                  Due to TL.......................        17                  23
                  Due to TCC......................        10                   8
                                                         ---                 ---
                                                          27                  31
                                                         ---                 ---

               Due from affiliates, net                $  79               $ 229
                                                         ===                 ===

        These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses, fees and distributions and in the accrual and remittance of net rental revenues and container sales proceeds from TEM.

        In addition, the Registrant paid or  will pay the   following amounts to
        the General Partners:

        Management fees in connection with the operations of the Registrant:

                                               2001           2000          1999
                                               ----           ----          ----

                     TEM.............        $  445         $  503        $  487
                                                ===            ===           ===

        Reimbursement  for   administrative   costs  in    connection  with  the
        operations of the Registrant:


                                               2001           2000          1999
                                               ----           ----          ----

                     TEM.............        $  217         $  248        $  251
                     TCC.............            31             37            30
                                                ---            ---           ---
                     Total...........        $  248         $  285        $  281
                                                ===            ===           ===

        The General Partners may acquire containers in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such containers for the Partnership. The containers may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. One or more General Partners may also arrange for the purchase of containers in its or their names, and the Partnership may then take title to the containers by paying the seller directly.


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

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Audited  financial  statements of the  Registrant for the year
                  ended   December  31, 2001   are contained   in Item 8 of this
                  Report.

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

                  (ii)     The   Registrant's  limited   partnership  agreement,
                           Exhibit  A to the Prospectus.

(b) During the year ended 2001, no reports on Form 8-K have been filed by the Registrant.

             Independent Auditors' Report on Supplementary Schedule
             ------------------------------------------------------






The Partners
Textainer Equipment Income Fund VI, L.P.:

Under the date of February 11, 2002, we reported on the balance sheets of Textainer Equipment Income Fund VI, L.P. (the Partnership) as of December 31, 2001 and 2000, and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in the 2001 annual report on Form 10-K. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                  /s/ KPMG LLP


San Francisco, California
February 11, 2002

TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Schedule II - Valuation and Qualifying Accounts
(Amounts in thousands)
----------------------------------------------------------------------------------------------------------------------------


                                                                            Charged                                  Balance
                                                      Balance at            to Costs                                 at End
                                                       Beginning              And                                      of
                                                       of Period            Expenses           Deduction             Period
                                                      ----------            --------           ---------             ------
For the year ended December 31, 2001:

   Allowance for doubtful accounts                     $    71               $    (8)             $  (12)            $   51
                                                       -------               -------              ------             ------

   Recovery cost reserve                               $    88               $    41              $  (29)            $  100
                                                       -------               -------              ------             ------

   Damage protection plan reserve                      $    98               $    92              $ (138)            $   52
                                                       -------               -------              ------             ------


For the year ended December 31, 2000:

   Allowance for doubtful accounts                     $   122               $   (14)             $  (37)            $   71
                                                       -------               -------              ------             ------

   Recovery cost reserve                               $    78               $    46              $  (36)            $   88
                                                       -------               -------              ------             ------

   Damage protection plan reserve                      $   159               $    73              $ (134)            $   98
                                                       -------               -------              ------             ------


For the year ended December 31, 1999:

   Allowance for doubtful accounts                     $    70               $    61              $   (9)            $  122
                                                       -------               -------              ------             ------

   Recovery cost reserve                               $    60               $    53              $  (35)            $   78
                                                       -------               -------              ------             ------

   Damage protection plan reserve                      $   124               $   192              $ (157)            $  159
                                                       -------               -------              ------             ------



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

                                   TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                                   A California Limited Partnership

                                   By Textainer Capital Corporation
                                   The Managing General Partner

                                   By___________________________
                                     Ernest J. Furtado
                                     Senior Vice President

Date:  March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                           Title                                        Date



_____________________________________               Senior Vice President, CFO                   March 28, 2002
Ernest J. Furtado                                   (Principal Financial and
                                                    Accounting Officer),
                                                    Secretary and Director


_____________________________________               President (Principal Executive               March 28, 2002
John A. Maccarone                                   Officer), and Director





_____________________________________               Chairman of the Board and Director           March 28, 2002
Neil I. Jowell



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

Date:  March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                          Title                                        Date

/s/Ernest J. Furtado
___________________________________                Senior Vice President, CFO                   March 28, 2002
Ernest J. Furtado                                  (Principal Financial and
                                                   Accounting Officer),
                                                   Secretary and Director

/s/John A. Maccarone
___________________________________                President (Principal Executive               March 28, 2002
John A. Maccarone                                  Officer), and Director


/s/Neil I. Jowell                                  Chairman of the Board and Director           March 28, 2002
___________________________________
Neil I. Jowell
