Form 10-Q
period 2002-03-31
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 2002-05-09
CIK 1003638

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 9, 2002


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 2002.

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


                  For the quarterly period ended March 31, 2002


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

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2002

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page

Item 1.   Financial Statements

          Balance Sheets - March 31, 2002
          and December 31, 2001 (unaudited)....................................................          3



          Statements of Operations for the three months
          ended March 31, 2002 and 2001 (unaudited)............................................          4



          Statements of Partners' Capital for the three months
          ended March 31, 2002 and 2001 (unaudited)............................................          5



          Statements of Cash Flows for the three months
          ended March 31, 2002 and 2001 (unaudited)............................................          6



          Notes to Financial Statements (unaudited)............................................          8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................................         12





TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Balance Sheets

March 31, 2002 and December 31, 2001
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                               2002                   2001
                                                                         ----------------       ----------------
Assets
Container rental equipment, net of accumulated
   depreciation of $12,196 (2001: $11,689) (note 4)                      $        22,778        $        23,334
Cash                                                                                 598                    466
Accounts receivable, net of allowance
   for doubtful accounts of $62 (2001: $51)                                          879                    990
 Due from affiliates, net (note 2)                                                    36                     79
 Prepaid expenses                                                                      3                      5
                                                                         ----------------       ----------------

                                                                         $        24,294        $        24,874
                                                                         ================       ================
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $           231        $           204
   Accrued liabilities                                                               171                    186
   Accrued damage protection plan costs                                               49                     52
   Accrued recovery costs                                                             99                    100
   Deferred quarterly distributions                                                   22                     22
   Deferred damage protection plan revenue                                           111                    120
                                                                         ----------------       ----------------

          Total liabilities                                                          683                    684
                                                                         ----------------       ----------------

Partners' capital:
   General partners                                                                    -                      -
   Limited partners                                                               23,611                 24,190
                                                                         ----------------       ----------------

          Total partners' capital                                                 23,611                 24,190
                                                                         ----------------       ----------------

                                                                         $        24,294        $        24,874
                                                                         ================       ================


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Operations

For the three months ended March 31, 2002 and 2001
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------------------------------


                                                                       2002                   2001
                                                                 ----------------       ----------------
Rental income                                                    $         1,029        $         1,329
                                                                 ----------------       ----------------
Costs and expenses:
    Direct container expenses                                                370                    366
    Bad debt expense (benefit)                                                12                     (1)
    Depreciation                                                             523                    512
    Professional fees                                                         12                     11
    Management fees to affiliates (note 2)                                    93                    123
    General and administrative costs to affiliates (note 2)                   66                     69
    Other general and administrative costs                                    23                     12
    (Gain) loss on sale of containers                                         (2)                     3
                                                                 ----------------       ----------------

                                                                           1,097                  1,095
                                                                 ----------------       ----------------

    (Loss) income from operations                                            (68)                   234
                                                                 ----------------       ----------------

Other income:
    Interest income                                                            2                     14
                                                                 ----------------       ----------------


                                                                               2                     14
                                                                 ----------------       ----------------

    Net (loss) earnings                                          $           (66)       $           248
                                                                 ================       ================

Allocation of net (loss) earnings (note 2):
    General partners                                             $            51        $            71
    Limited partners                                                        (117)                   177
                                                                 ----------------       ----------------

                                                                 $           (66)       $           248
                                                                 ================       ================

Limited partners' per unit share of
    net (loss) earnings                                          $         (0.06)       $          0.10
                                                                 ================       ================

Limited partners' per unit share
    of distributions                                             $          0.25        $          0.35
                                                                 ================       ================

Weighted average number of limited
    partnership units outstanding                                      1,848,397              1,848,397
                                                                 ================       ================

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statement of Partners' Capital

For the three months ended March 31, 2002 and 2001
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------------

                                                                                 Partners' Capital
                                                                ----------------------------------------------------
                                                                   General           Limited                Total
                                                                ------------       ------------         ------------
Balances at January 1, 2001                                     $         -        $    26,078          $    26,078

Distributions                                                           (71)              (647)                (718)

Net earnings                                                             71                177                  248
                                                                ------------       ------------         ------------

Balances at March 31, 2001                                      $         -        $    25,608          $    25,608
                                                                ============       ============         ============

Balances at January 1, 2002                                     $         -        $    24,190          $    24,190

Distributions                                                           (51)              (462)                (513)

Net loss                                                                 51               (117)                 (66)
                                                                ------------       ------------         ------------

Balances at March 31, 2002                                      $         -        $    23,611          $    23,611
                                                                ============       ============         ============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the three months ended March 31, 2002 and 2001
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                             2002                    2001
                                                                       ----------------        ----------------
Cash flows from operating activities:
   Net (loss) earnings                                                 $           (66)        $           248
   Adjustments to reconcile net (loss) earnings to
       net cash provided by operating activities:
         Depreciation                                                              523                     512
         Increase (decrease) in allowance for doubtful accounts                     11                      (3)
         (Gain) loss on sale of containers                                          (2)                      3
         (Increase) decrease in assets:
             Accounts receivable                                                   100                     136
             Due from affiliates, net                                               54                     (42)
             Prepaid expenses                                                        2                       1
         Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                               12                      18
             Accrued recovery costs                                                 (1)                      5
             Accrued damage protection plan costs                                   (3)                    (10)
             Deferred damage protection plan revenue                                (9)                      -
                                                                       ----------------        ----------------

             Net cash provided by operating activities                             621                     868
                                                                       ----------------        ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                 24                      56
   Container purchases                                                               -                     (57)
                                                                       ----------------        ----------------

             Net cash provided by (used in) investing activities                    24                      (1)
                                                                       ----------------        ----------------

Cash flows from financing activities:
   Distributions to partners                                                      (513)                   (719)
                                                                       ----------------        ----------------

             Net cash used in financing activities                                (513)                   (719)
                                                                       ----------------        ----------------

Net increase in cash                                                               132                     148

Cash at beginning of period                                                        466                     889
                                                                       ----------------        ----------------

Cash at end of period                                                  $           598         $         1,037
                                                                       ================        ================


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the three months ended March 31, 2002 and 2001
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received by the Partnership as of March 31, 2002 and 2001, and December 31, 2001 and 2000, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash
Flows for the three-month periods ended March 31, 2002 and 2001.

                                                                    Mar. 31        Dec. 31        Mar. 31        Dec. 31
                                                                     2002           2001           2001           2000
                                                                  -----------    -----------    -----------    -----------
Container purchases included in:
    Container purchases payable .........................             $ -            $ -            $ -            $46

Distributions to partners included in:
    Due to affiliates....................................              17             17             23             23
    Deferred quarterly distributions.....................              22             22             31             32

Proceeds from sale of containers included in:
    Due from affiliates..................................              48             37             40             54

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2002 and 2001.

                                                                                                   2002           2001
                                                                                                   ----           ----

Container purchases recorded....................................................                   $  -           $ 11
Container purchases paid........................................................                      -             57

Distributions to partners declared..............................................                    513            718
Distributions to partners paid..................................................                    513            719

Proceeds from sale of containers recorded.......................................                     35             42
Proceeds from sale of containers received.......................................                     24             56


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three months ended March 31, 2002 and 2001
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

     Textainer Equipment Income Fund VI, L.P. (the Partnership), a California limited partnership with a maximum life of 21 years, was formed in 1995. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 2002 and December 31, 2001, and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 2002 and 2001, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's annual audited financial statements as of and for the year ended December 31, 2001, in the Annual Report filed on Form 10-K.

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

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

     SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted this Statement on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results and cash flow.

     Certain reclassifications, not affecting net earnings, have been made to prior year amounts in order to conform to the 2002 financial statement presentation.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $21 and $30 of incentive management fees during the three-month periods ended March 31, 2002 and 2001, respectively. No equipment liquidation fees were incurred during these periods.

     The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates, net at March 31, 2002 and December 31, 2001.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $72 and $93 for the three-month periods ended March 31, 2002, and 2001, respectively.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership during the three-month periods ended March 31, 2002 and 2001 were as follows:

                                                       2002       2001
                                                       ----       ----

               Salaries                                 $36        $39
               Other                                     30         30
                                                         --         --
                 Total general and
                    administrative costs                $66        $69
                                                         ==         ==

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TCC. The General Partners allocated the following general and administrative costs to the Partnership during the three-month periods ended March 31, 2002 and 2001:

                                                       2002       2001
                                                       ----       ----

               TEM                                      $56        $60
               TCC                                       10          9
                                                         --         --
                 Total general and
                    administrative costs                $66        $69
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


     At March 31, 2002 and December 31, 2001, due from affiliates, net is comprised of:

                                                                2002        2001
                                                                ----        ----
              Due from affiliates:
                       Due from TEM......................        $60        $106
                                                                  --         ---

              Due to affiliates:
                       Due to TCC........................          7          10
                       Due to TL.........................         17          17
                                                                  --         ---
                                                                  24          27
                                                                  --         ---

                  Due from affiliates, net                       $36        $ 79
                                                                  ==         ===

     These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses, fees and distributions described above and in the accrual and remittance of net rental revenues and container sales proceeds from TEM.

Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at March 31, 2002 and 2001:

                                                          2002              2001
                                                          ----              ----

              On-lease under master leases               4,165             5,010
              On-lease under long-term leases            2,878             3,398
                                                         -----             -----

                  Total on-lease containers              7,043             8,408
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

     The remaining containers are off-lease and are being stored primarily at a large number of storage depots. At March 31, 2002, the Partnership's off-lease containers were located in the following locations:

         America                                        1,037
         Europe                                           922
         Asia                                           2,611
                                                        -----

             Total off-lease containers                 4,570
                                                        =====


Note 4.  Container Rental Equipment

     New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during the first quarter of 2002. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the three-month periods ended March 31, 2002 and 2001.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 2002 and 2001. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

Limited partners are currently receiving monthly distributions in an annualized amount equal to 5% of their original investment. During the three-month period ended March 31, 2002, the Partnership declared cash distributions to limited partners pertaining to the period from December 2001 through February 2002 in the amount of $462. On a cash basis, all of these distributions were from operations. On a financial statement basis, all of these distributions were a return of capital.

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

Net cash provided by operating activities for the three-month periods ended March 31, 2002 and 2001, was $621 and $868, respectively. The decrease of $247, or 28%, is primarily attributable to the decrease in net earnings, adjusted for non-cash transactions and the fluctuations in gross accounts receivable. The decrease in net cash provided by operating activities was offset by fluctuations in due from affiliates, net. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income, which is discussed more fully in "Results of Operations." The decreases in gross accounts receivable of $100 and $136 during the three-month periods ended March 31, 2002 and 2001, respectively were primarily due to the decreases in rental income. Fluctuations in due from affiliates, net resulted from timing differences in the payment of expenses, fees and distributions and the remittance of net rental revenues and container sales proceeds, as well as in fluctuations in these amounts.

At March 31, 2002, the Partnership had no commitments to purchase containers.

For the three-month period ended March 31, 2002, net cash provided by investing activities (the purchase and sale of containers) was $24, compared to net cash used in investing activities of $1 for the comparable period in 2001. Net cash provided by investing activities increased $25 due to the decrease in cash used for container purchases, offset by the decrease in proceeds from container sales. Cash used for container purchases decreased due to timing differences in the accrual and payment of these purchases and the Partnership not purchasing containers during the three-month period ended March 31, 2002. Proceeds from container sales decreased primarily as the Partnership sold fewer containers during the three-month period ended March 31, 2002 compared to the same period in 2001. Although average sales proceeds were comparable between the two periods, these sales proceeds are lower than sales proceeds received in previous years as a result of current market conditions, which have adversely affected the value of used containers. Until market conditions improve in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations. The number of containers sold, both in low demand locations and elsewhere, as well as the average sales prices, will affect how much the Partnership can reinvest in new containers.

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

Both cash from operations available for reinvestment and sales proceeds have been adversely affected by market conditions. These market conditions have resulted in a slower than anticipated rate of reinvestment. Market conditions are discussed more fully under "Results of Operations." A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet. Furthermore, even with reinvestment, the Partnership is not likely to be able to replace all the containers it sells, since new container prices are usually higher than the average sales prices for used containers, and the majority of cash available for reinvestment is from sales proceeds.

Results of Operations

The Partnership's income (loss) from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the three-month periods ended March 31, 2002 and 2001, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:


                                                          2002             2001
                                                          ----             ----

             Beginning container fleet...............    11,633           11,151
             Ending container fleet..................    11,613           11,130
             Average container fleet.................    11,623           11,141

As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold, which is likely to result in a trend towards a smaller average container fleet. Other factors related to the Partnership's ability to reinvest funds in new containers are discussed above in "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 59% and 78% during the three-month periods ended March 31, 2002 and 2001, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At March 31, 2002, the Partnership's off-lease containers (in units) were located in the following locations:

      America                                      1,037
      Europe                                         922
      Asia                                         2,611
                                                   -----

          Total off-lease containers               4,570
                                                   =====

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate decreased 6% between the periods.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 2002 and 2001.

The Partnership's (loss) income from operations for the three-month periods ended March 31, 2002 and 2001 was ($68) and $234, respectively, on rental income of $1,029 and $1,329, respectively. The decrease in rental income of $300, or 23%, from the three-month period ended March 31, 2001 to the same period in 2002 was attributable to the decrease in container rental income, offset by the increase in other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $336, or 28%, primarily due to the decreases in the average on-hire utilization of 24% and average rental rate of 6%. The majority of the Partnership's rental income was generated from the leasing of the Partnership's containers under master operating leases.

In the fourth quarter of 2000, utilization began to decline and continued to decline during 2001 and the beginning of 2002. This decline was due to lower overall demand by shipping lines for leased containers, which is primarily a result of the worldwide economic slowdown. Two other factors are currently reducing the demand for leased containers. Shipping lines have added larger vessels to their fleets, which combined with lower cargo volume growth, has made it easier for them to use otherwise empty vessel space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and 2001, thus temporarily reducing their need to lease containers. These orders for additional containers are part of a general increase in vessel capacity for the shipping lines. This increase in vessel capacity amounted to 12% in 2001. An additional increase in vessel capacity of approximately 12% is expected in 2002, because the shipping lines placed orders for additional ships before recognizing the slowdown in world trade. To the extent that this increased vessel capacity remains underutilized, shipping lines may seek to cut costs in order to sustain profits or reduce losses, which may put further downward pressure on demand for containers.

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

Current market conditions continue to cause a decline in the economic value of used containers. The average sales price for containers sold by other Partnerships managed by the General Partners has decreased. Additionally, other Partnerships managed by the General Partners have recorded write-downs and losses on certain older containers. Many of these containers have been located in low demand locations. There have been no such losses or write-downs recorded by the Partnership primarily due to the young age of the Partnership's container fleet. Sales by the Partnership, in these low demand locations and elsewhere, have been generally limited to damaged containers. However, as the container fleet ages, the Partnership may incur losses and/or write-downs on the sale of its older containers located in low demand locations, if existing market conditions continue. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value of some or all of its container rental equipment.

Primarily as a result of the decline in demand for leased containers discussed above and the decline in new container purchase prices, rental rates have declined during these periods.

Beginning in March 2002, there was some improvement in utilization. This improvement was primarily due to (i) improving economies in the United States and Europe and (ii) container shortages in Asia among shipping lines. However, the General Partners do not know how long this improvement will continue and caution that demand for leased containers could decline again and result in further declines in utilization, lease rates and container sale prices, adversely affecting the Partnership's operating results.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the three-month period ended March 31, 2002, other rental income was $148, an increase of $36 from the equivalent period in 2001. The increase was primarily due to increases in location and handling income of $24 and $10, respectively. Location income increased primarily due to the decline in credits granted to lessees for picking up containers from surplus locations as there were fewer leasing opportunities for which credits could be offered. Handling income increased due to the increase in the average handling price charged per container and the increase in container movement during the three-month period ended March 31, 2002 compared to the same period in 2001.

Direct container expenses increased $4, or 1%, from the three-month period ended March 31, 2001 to the same period in 2002. The increase was primarily due to the increase in storage expense of $106, offset by the decrease in repositioning expense of $88. Storage expense increased due to the decrease in utilization noted above. Repositioning expense decreased due to the decrease in the average repositioning cost per container, offset by an increase in the number of containers repositioned between the periods.

Bad debt expense (benefit) was $12 and ($1) for the three-month periods ended March 31, 2002 and 2001, respectively. Fluctuations in bad debt expense/benefit reflect the required adjustment to the bad debt reserve and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The expense recorded during the three-month period ended March 31, 2002 reflects a higher reserve requirement from December 31, 2001. The benefit recorded during the comparable period in 2001 reflects a lower reserve requirement from December 31, 2000.

Depreciation expense increased $11, or 2%, from the three-month period ended March 31, 2001 to the comparable period in 2002, primarily due to the increase in the average fleet size between the periods.

New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during the first quarter of 2002. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the three-month periods ended March 31, 2002 and 2001.


The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

Management fees to affiliates decreased $30, or 24%, from the three-month period ended March 31, 2001 to the comparable period in 2002, primarily due to decreases in both equipment and incentive management fees. Equipment management fees decreased due to the decline in rental income, upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital decreased due to the decrease in the limited partner distribution percentage from 7% to 5% of initial partners' capital in July 2001.

General and administrative costs to affiliates decreased $3, or 4%, from the three-month period ended March 31, 2001 to the comparable period in 2002. The decrease was primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

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

(Gain) loss on sale of containers fluctuated from a loss of $3 for the three-month period ended March 31, 2001 to a gain of $2 for the same period in 2002.

Net earnings/(loss) per limited partnership unit fluctuated from earnings of $0.10 to a loss of $0.06 from the three-month period ended March 31, 2001 to the same period in 2002, respectively, reflecting the fluctuation in net earnings/(loss) allocated to limited partners from earnings of $177 to a loss of $117, respectively. The allocation of net earnings for the three-month periods ended March 31, 2002 and 2001 included special allocations of gross income to the General Partners of $57 and $47, respectively, in accordance with the Partnership Agreement.

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

Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted this Statement on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results and cash flow.

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


                                   TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                                   A California Limited Partnership

                                   By Textainer Capital Corporation
                                   The Managing General Partner



                                   By _________________________________
                                      Ernest J. Furtado
                                      Senior Vice President


Date:    May 9, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



_________________________________        Senior Vice President,                         May 9, 2002
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




_________________________________        President (Principal Executive                 May 9, 2002
John A. Maccarone                        Officer)




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


Date:    May 9, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


/s/Ernest J. Furtado
_________________________________        Senior Vice President,                         May 9, 2002
Ernest J. Furtado                        (Principal Financial and
                                          Accounting Officer) and
                                         Secretary



/s/John A. Maccarone
_________________________________        President (Principal Executive                 May 9, 2002
John A. Maccarone                        Officer)