Form 10-Q
period 2002-09-30
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 2002-11-19
CIK 1003638

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 19, 2002


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 2002.

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


                For the quarterly period ended September 30, 2002


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 2002

Table of Contents
-----------------------------------------------------------------------------------------------------------------



                                                                                                             Page

Item 1.   Financial Statements (unaudited)

          Balance Sheets - September 30, 2002
          and December 31, 2001 .............................................................                   3


          Statements of Operations for the three and nine months
          ended September 30, 2002 and 2001..................................................                   4


          Statements of Partners' Capital for the nine months
          ended September 30, 2002 and 2001..................................................                   5


          Statements of Cash Flows for the nine months
          ended September 30, 2002 and 2001..................................................                   6


          Notes to Financial Statements......................................................                   8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................................                  13


Item 3.   Quantitative and Qualitative Disclosures about Market Risk.........................                  21


Item 4.   Controls and Procedures............................................................                  21


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Balance Sheets

September 30, 2002 and December 31, 2001
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                               2002                   2001
                                                                         ----------------       ----------------
Assets
Container rental equipment, net of accumulated
   depreciation of $13,241, (2001:  $11,689) (note 4)                    $        21,872        $        23,334
Cash                                                                                 201                    466
Accounts receivable, net of allowance
   for doubtful accounts of $67, (2001:  $51)                                        978                    990
 Due from affiliates, net (note 2)                                                    86                     79
 Prepaid expenses                                                                      -                      5
                                                                         ----------------       ----------------

                                                                         $        23,137        $        24,874
                                                                         ================       ================
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $           172        $           204
   Accrued liabilities                                                               220                    186
   Accrued damage protection plan costs                                               63                     52
   Accrued recovery costs                                                             99                    100
   Deferred quarterly distributions                                                   22                     22
   Deferred damage protection plan revenue                                           114                    120
                                                                         ----------------       ----------------

          Total liabilities                                                          690                    684
                                                                         ----------------       ----------------

Partners' capital:
   General partners                                                                    -                      -
   Limited partners                                                               22,447                 24,190
                                                                         ----------------       ----------------

          Total partners' capital                                                 22,447                 24,190
                                                                         ----------------       ----------------

                                                                         $        23,137        $        24,874
                                                                         ================       ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Operations

For the three and nine months ended September 30, 2002 and 2001
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------------------------------------------------------


                                                        Three months        Three months        Nine months        Nine months
                                                            Ended               Ended              Ended              Ended
                                                       Sept. 30, 2002      Sept. 30, 2001     Sept. 30, 2002     Sept. 30, 2001
                                                      ----------------    ----------------   ----------------   ----------------
Rental income                                         $         1,205     $         1,227    $         3,259    $         3,779
                                                      ----------------    ----------------   ----------------   ----------------
Costs and expenses:
   Direct container expenses                                      376                 384              1,221              1,146
   Bad debt expense (benefit)                                       9                   6                 18                 (6)
   Depreciation (note 4)                                          583                 515              1,631              1,543
   Professional fees                                               13                   8                 44                 27
   Management fees to affiliates (note 2)                         106                 107                292                346
   General and administrative costs to affiliates (note 2)         59                  59                188                192
   Other general and administrative costs                          23                  11                 70                 35
   Loss (gain) on sale of containers, net                           9                   4                  6                 (2)
                                                      ----------------    ----------------   ----------------   ----------------

                                                                1,178               1,094              3,470              3,281
                                                      ----------------    ----------------   ----------------   ----------------

   Income (loss) from operations                                   27                 133               (211)               498
                                                      ----------------    ----------------   ----------------   ----------------

Interest income                                                     1                   7                  6                 32
                                                      ----------------    ----------------   ----------------   ----------------


   Net earnings (loss)                                $            28     $           140    $          (205)   $           530
                                                      ================    ================   ================   ================

Allocation of net earnings (loss) (note 2):
  General partners                                    $            50     $            58    $           152    $           200
  Limited partners                                                (22)                 82               (357)               330
                                                      ----------------    ----------------   ----------------   ----------------

                                                      $            28     $           140    $          (205)   $           530
                                                      ================    ================   ================   ================

Limited partners' per unit share of
  net earnings (loss)                                 $         (0.01)    $          0.04    $         (0.19)   $          0.18
                                                      ================    ================   ================   ================

Limited partners' per unit share
  of distributions                                    $          0.25     $          0.28    $          0.75    $          0.98
                                                      ================    ================   ================   ================

Weighted average number of limited
  partnership units outstanding                             1,848,397           1,848,397          1,848,397          1,848,397
                                                      ================    ================   ================   ================

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                    Partners' Capital
                                                                -------------------------------------------------------------
                                                                    General               Limited                  Total
                                                                ---------------       ---------------         ---------------
Balances at January 1, 2001                                     $            -        $       26,078          $       26,078

Distributions                                                             (200)               (1,817)                 (2,017)

Net earnings                                                               200                   330                     530
                                                                ---------------       ---------------         ---------------

Balances at September 30, 2001                                  $            -        $       24,591          $       24,591
                                                                ===============       ===============         ===============

Balances at January 1, 2002                                     $            -        $       24,190          $       24,190

Distributions                                                             (152)               (1,386)                 (1,538)

Net earnings (loss)                                                        152                  (357)                   (205)
                                                                ---------------       ---------------         ---------------

Balances at September 30, 2002                                  $            -        $       22,447          $       22,447
                                                                ===============       ===============         ===============


See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                             2002                    2001
                                                                       ----------------        ----------------
Cash flows from operating activities:
   Net (loss) earnings                                                 $          (205)        $           530
   Adjustments to reconcile net (loss) earnings to
       net cash provided by operating activities:
         Depreciation                                                            1,631                   1,543
         Increase (decrease) in allowance for doubtful accounts                     16                      (8)
         Loss (gain) on sale of containers, net                                      6                      (2)
         (Increase) decrease in assets:
             Accounts receivable                                                    (1)                    275
             Due from affiliates, net                                              (19)                    130
             Prepaid expenses                                                        5                       4
         Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                                2                     228
             Accrued recovery costs                                                 (1)                     11
             Accrued damage protection plan costs                                   11                     (31)
             Deferred damage protection plan revenue                                (6)                   (124)
                                                                       ----------------        ----------------

                   Net cash provided by operating activities                     1,439                   2,556
                                                                       ----------------        ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                137                     166
   Container purchases                                                            (303)                   (618)
                                                                       ----------------        ----------------

                   Net cash used in investing activities                          (166)                   (452)
                                                                       ----------------        ----------------

Cash flows from financing activities:
   Distributions to partners                                                    (1,538)                 (2,033)
                                                                       ----------------        ----------------

                    Net cash used in financing activities                       (1,538)                 (2,033)
                                                                       ----------------        ----------------

Net (decrease) increase in cash                                                   (265)                     71

Cash at beginning of period                                                        466                     889
                                                                       ----------------        ----------------

Cash at end of period                                                  $           201         $           960
                                                                       ================        ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the nine months ended September 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received by the Partnership as of September 30, 2002 and 2001, and December 31, 2001 and 2000, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash
Flows for the nine-month periods ended September 30, 2002 and 2001.

                                                              Sept. 30       Dec. 31       Sept. 30       Dec. 31
                                                                2002          2001           2001          2000
                                                             ----------    ----------     ----------    ----------
Container purchases included in:
     Container purchases payable....................            $  -           $  -          $230           $46

Distributions to partners included in:
     Due to affiliates..............................              17             17            17            23
     Deferred quarterly distributions...............              22             22            22            32

Proceeds from sale of containers included in:
     Due from affiliates............................              25             37            33            54

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2002 and 2001.


                                                                                             2002          2001
                                                                                             ----          ----

Container purchases recorded...............................................                $  303        $  802
Container purchases paid...................................................                   303           618

Distributions to partners declared.........................................                 1,538         2,017
Distributions to partners paid.............................................                 1,538         2,033

Proceeds from sale of containers recorded..................................                   125           145
Proceeds from sale of containers received..................................                   137           166

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying value of containers transferred during the nine-month periods ended
September 30, 2002 and 2001 was $3 and $10, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months ended September 30, 2002 and 2001
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

     Textainer Equipment Income Fund VI, L.P. (the Partnership), a California limited partnership with a maximum life of 21 years, was formed in 1995. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 2002 and December 31, 2001, and the results of its operations for the three and nine-month periods ended September 30, 2002 and 2001 and changes in partners' capital and cash flows for the nine-month periods ended September 30, 2002 and 2001, have been made.

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

     The Partnership depreciates its container rental equipment based on certain estimates related to the container's useful life and salvage value. These estimates are based upon assumptions about future demand for leased containers and the estimated sales price at the end of the container's useful life. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

     Additionally, the recoverability of the recorded amounts of containers to be held for continued use and identified for sale in the ordinary course of business are evaluated to ensure that containers held for continued use are not impaired and that containers identified for sale are recorded at amounts that do not exceed the estimated fair value of the containers. Containers to be held for continued use are considered impaired and are written down to estimated fair value when the estimated future undiscounted cash flows are less than the recorded values. Containers identified for sale are written down to estimated fair value when the recorded value exceeds the estimated fair value. In determining the estimated future undiscounted cash flows and fair value of containers, assumptions are made regarding future demand and market conditions for leased containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required and/or losses may be realized.

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

     SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted SFAS No. 144 on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses of Debt Extinguishments" and an amendment of that Statement, FASB Statement No. 64. SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." FASB 145 also amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These rescissions and amendment are not anticipated to have a material impact on the financial statements of the Partnership.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated With Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Partnership anticipates that the adoption of SFAS No. 146 will not have a material impact on its financial statements.

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

     In accordance with the Partnership Agreement, sections 3.08 through 3.12, net earnings or losses and distributions are generally allocated 9.5% to the General Partners and 90.5% to the Limited Partners. If the allocation of distributions exceeds the allocation of net earnings (loss) and creates a deficit in a General Partner's capital account, the Partnership Agreement provides for a special allocation of gross income equal to the amount of the deficit to be made to the General Partners.

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $21 and $64 of incentive management fees during the three and nine-month periods ended September 30, 2002, respectively, and $21 and $81, respectively, for the comparable periods in 2001. No equipment liquidation fees were incurred during these periods.

     The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates, net at September 30, 2002 and December 31, 2001.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $85 and $228 for the three and nine-month periods ended September 30, 2002, respectively, and $86 and $265, respectively, for the comparable periods in 2001.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership during the three and nine-month periods ended September 30, 2002 and 2001 were as follows:

                                          Three months            Nine months
                                         ended Sept. 30,        ended Sept. 30,
                                         ---------------        ---------------
                                         2002       2001        2002       2001
                                         ----       ----        ----       ----

          Salaries                        $40        $39        $122       $115
          Other                            19         20          66         77
                                           --         --         ---        ---
            Total general and
               administrative costs       $59        $59        $188       $192
                                           ==         ==         ===        ===

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TCC. The General Partners allocated the following general and administrative costs to the Partnership during the three and nine-month periods ended September 30, 2002 and 2001:

                                          Three months            Nine months
                                         ended Sept. 30,        ended Sept. 30,
                                         ---------------        ---------------
                                         2002       2001        2002       2001
                                         ----       ----        ----       ----

           TEM                            $52        $51        $162       $167
           TCC                              7          8          26         25
                                           --         --         ---        ---
             Total general and
                administrative costs      $59        $59        $188       $192
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

     At September 30, 2002 and December 31, 2001, due from affiliates, net is comprised of:

                                                           2002            2001
                                                           ----            ----
           Due from affiliates:
                    Due from TEM..................         $110            $106
                                                            ---             ---

           Due to affiliates:
                    Due to TCC....................            7              10
                    Due to TL.....................           17              17
                                                            ---             ---
                                                             24              27
                                                            ---             ---

               Due from affiliates, net                    $ 86            $ 79
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

Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at September 30, 2002 and 2001:


                                                          2002             2001
                                                          ----             ----

         On-lease under master leases                    5,388            4,243
         On-lease under long-term leases                 4,040            3,198
                                                         -----            -----

             Total on-lease containers                   9,428            7,441
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

     The remaining containers are off-lease and are located primarily at a large number of storage depots. At September 30, 2002, the Partnership's off-lease containers were in the following locations:

         Americas                                          940
         Europe                                            684
         Asia                                              595
         Other                                              80
                                                         -----

             Total off-lease containers                  2,299
                                                         =====


Note 4.  Container Rental Equipment

     Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three and nine-month periods ended September 30, 2002 was an increase to depreciation expense of $53. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

     New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during 2002. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the nine-month periods ended September 30, 2002 and 2001.

     The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment may be required in future periods for some of its container rental equipment.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three and nine-month periods ended September 30, 2002 and 2001. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

Limited partners are currently receiving monthly distributions in an annualized amount equal to 5% of their original investment. During the nine-month period ended September 30, 2002, the Partnership declared cash distributions to limited partners pertaining to the period from December 2001 through August 2002 in the amount of $1,386. On a cash basis, $1,287 of these distributions was from operating activities, and the balance was from cash provided by previous years' operating activities that has not been distributed or used to purchase containers. On a financial statement basis, all of these distributions were a return of capital.

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

Net cash provided by operating activities for the nine-month periods ended September 30, 2002 and 2001, was $1,439 and $2,556, respectively. The decrease of $1,117, or 44%, is primarily attributable to the decrease in net earnings, adjusted for non-cash transactions and the fluctuations in gross accounts receivable and accounts payable and accrued liabilities. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income and increase in direct container expenses. These fluctuations are discussed more fully in "Results of Operations." The increase in gross accounts receivable of $1 for the nine-month period ended September 30, 2002 was primarily due to the increase in the average collection period of accounts receivable, offset by the decrease in rental income. The decrease in gross accounts receivable of $275 for the comparable period in 2001 was primarily due to the decreases in rental income and the average collection period of accounts receivable.

At  September  30,  2002,  the   Partnership  had  no  commitments  to  purchase
containers.

For the nine-month periods ended September 30, 2002 and 2001, net cash used in investing activities (the purchase and sale of containers) was $166 and $452, respectively. The decrease was due to the decrease in container purchases, offset by the decrease in proceeds from sale of containers. Cash used for container purchases decreased primarily due to the Partnership purchasing fewer containers during the nine-month period ended September 30, 2002 than the same period in 2001. Proceeds from container sales decreased primarily due to the decrease in the average container sales price from the nine-month period ended September 30, 2002 to the same period in 2001. The sales price received on container sales decreased as a result of current market conditions, which have adversely affected the value of used containers. Until demand for containers improves in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations. The number of containers sold, both in low demand locations and elsewhere, as well as the average sales prices, will affect how much the Partnership can reinvest in new containers.

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

Results of Operations

The Partnership's income (loss) from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the nine-month periods ended September 30, 2002 and 2001, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                          2002             2001
                                                          ----             ----

     Beginning container fleet...............           11,633           11,151
     Ending container fleet..................           11,727           11,505
     Average container fleet.................           11,680           11,328

As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold, which is likely to result in a trend towards a smaller average container fleet. Other factors related to the Partnership's ability to reinvest funds in new containers are discussed above in "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 65% and 72% during the nine-month periods ended September 30, 2002 and 2001, respectively. The remaining container fleet is off-lease and is located primarily at a large number of storage depots. At September 30, 2002, the Partnership's off-lease containers (in units) were in the following locations:

      Americas                                      940
      Europe                                        684
      Asia                                          595
      Other                                          80
                                                  -----

          Total off-lease containers              2,299
                                                  =====

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate decreased 10% between the periods. The decrease in the average rental rate was due to declines in both master and long term lease rates, which are the two principal types of leases for the Partnership's containers. The majority of the Partnership's rental income was generated from leasing of the Partnership's containers under master operating leases, but an increasing percentage of the Partnership's containers are on lease under long term leases. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 2002 and 2001.

The Partnership's (loss) income from operations for the nine-month periods ended September 30, 2002 and 2001 was ($211) and $498 respectively, on rental income of $3,259 and $3,779, respectively. The decrease in rental income of $520, or 14%, from the nine-month period ended September 30, 2001 to the same period in 2002 was attributable to the decrease in container rental income, partially offset by the increase in other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $577, or 17%, primarily due to the decreases in the average on-hire utilization of 10% and average rental rates of 10%, partially offset by the 3% increase in average fleet size.

In the fourth quarter of 2000, utilization began to decline and continued to decline during 2001 and the beginning of 2002. This decline was due to lower overall demand by shipping lines for leased containers, which was primarily a result of the worldwide economic slowdown. Two other factors reduced the demand for leased containers. Shipping lines added larger vessels to their fleets, which combined with lower cargo volume growth, made it easier for them to use otherwise empty vessel space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and 2001, thus temporarily reducing their need to lease containers. These orders for additional containers are part of a general increase in vessel capacity for the shipping lines. This increase in vessel capacity amounted to 12% in 2001. An additional increase in vessel capacity of approximately 12% is expected in 2002.

Utilization has improved steadily since March 2002 due to:
o        An increase in export cargo out of Asia
o Prior repositioning of containers to Asia which placed large quantities of containers in areas of high demand
o Disposal of older containers and fewer purchases of new containers by both container lessors and shipping lines in 2001 and 2002, resulting in an overall better-balanced supply of containers
o The labor disagreement that is currently affecting U.S. West Coast ports is having a short-term positive effect on demand for containers as shipping lines are not able to reposition enough containers to Asia and must lease more containers to meet their customers' demands

This utilization improvement has continued into the fourth quarter of 2002 but the General Partners caution that market conditions could deteriorate again due to global economic conditions. Demand for leased containers could therefore weaken again and result in a decrease in utilization and further declines in lease rates and container sale prices, adversely affecting the Partnership's operating results.

Despite the improvement in utilization, the Partnership continues to sell (rather than reposition) some older containers located in low demand locations, but primarily only those containers that were damaged. For the number of off-lease containers located in the lower demand locations in the Americas and Europe, see chart above. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers.

Current market conditions continue to cause a decline in the economic value of used containers. The average sales price for containers sold by the Partnership as well as other Partnerships managed by the General Partners has decreased. Additionally, other Partnerships managed by the General Partners have recorded write-downs and losses on certain older containers. Many of these containers have been located in low demand locations. There have been no such losses or write-downs recorded by the Partnership primarily due to the young age of the Partnership's container fleet. Sales by the Partnership in these low demand locations have been generally limited to damaged containers. However, as the container fleet ages, the Partnership may incur losses and/or write-downs on the sale of its older containers located in low demand locations, if existing market conditions continue. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to write-down the value of some of its container rental equipment.

New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during the first half of 2002. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the nine-month periods ended September 30, 2002 and 2001.

The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine-month period ended September 30, 2002, other rental income was $445, an increase of $57 from the equivalent period in 2001. The increase was primarily due to the increase in handling income of $64. Handling income increased due to the increase in container movement and an increase in the average handling price charged per container from the nine-month period ended September 30, 2001 to the same period in 2002.

Direct container expenses increased $75, or 7%, from the nine-month period ended September 30, 2001 to the same period in 2002. The increase was primarily due to increases in storage and handling expenses of $120 and $38, respectively, offset by a decrease in repositioning expense of $88. Storage expense increased primarily due to the decrease in utilization noted above. Handling expense increased primarily due to the increase in container movement. Repositioning expense decreased due to the decrease in the average repositioning cost per container, offset by an increase in the number of containers repositioned between the periods.

Bad debt expense (benefit) was $18 and ($6) for the nine-month periods ended September 30, 2002 and 2001, respectively. Fluctuations in bad debt expense/benefit reflect the adjustment to the bad debt allowance and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The expense recorded during the nine-month period ended September 30, 2002 reflects a higher reserve estimate from December 31, 2001. The benefit recorded during the comparable period in 2001 reflects a lower reserve estimate from December 31, 2000.

Depreciation expense increased $88, or 6%, from the nine-month period ended September 30, 2001 to the comparable period in 2002, primarily due to an increase in the depreciation rate as a result of changes in estimated salvage values as discussed below.

Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three and nine-month periods ended September 30, 2002 was an increase to depreciation expense of $53. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates. If the estimates regarding residual value and remaining useful life of the containers were to decline, depreciation expense would increase, adversely affecting the Partnership's operating results.

Management fees to affiliates decreased $54, or 16%, from the nine-month period ended September 30, 2001 to the comparable period in 2002, due to decreases in both equipment and incentive management fees. Equipment management fees decreased due to the decline in rental income, upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital decreased due to the decrease in the limited partner distribution percentage from 7% to 5% of initial partners' capital in July 2001.

General and administrative costs to affiliates were comparable at $188 and $192 during the nine-month periods ended September 30, 2002 and 2001, respectively.

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

Gain on sale of containers fluctuated from a gain of $2 during the nine-month period ended September 30, 2001 to a loss of $6 during the comparable period in 2002.

Net earnings/loss per limited partnership unit fluctuated from earnings of $0.18 to a loss of $0.19 from the nine-month period ended September 30, 2001 to the same period in 2002, respectively, reflecting the fluctuation in net earnings/loss allocated to limited partners from earnings of $330 to a loss of $357, respectively. The allocation of net earnings/loss for the nine-month periods ended September 30, 2002 and 2001 included special allocations of gross income to the General Partners of $171 and $150, respectively, in accordance with the Partnership Agreement.

The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 2002 and 2001.

The Partnership's income from operations for the three-month periods ending September 30, 2002 and 2001 was $27 and $133, respectively, on rental income of $1,205 and $1,227, respectively. The decrease in rental income of $22, or 2%, from the three-month period ended September 30, 2001 to the comparable period in 2002 was primarily attributable to the decreases in container rental income and other rental income. Income from container rentals decreased $15, or 1%. The fluctuation was primarily due to the decrease in average rental rates of 14%, offset by the increases in average utilization of 12% and average fleet size of 3%.

Other rental income was $170 for the three-month period ended September 30, 2002, a decrease of $7 from the equivalent period in 2001. The decrease was primarily due to the decrease in location income of $42, offset by the increase in handling income of $33. Location income decreased primarily due to the increase in credits granted to lessees for picking up containers from certain locations. Handling income increased primarily due to the increase in container movement.

Direct container expenses decreased $8, or 2%, from the three-month period ending September 30, 2001 to the equivalent period in 2002, primarily due to the decrease in storage expense of $37, offset by the increase in handling expense of $26. Storage expense decreased primarily due to the increase in average utilization noted above. Handling expense increased due to increases in container movement and the average handling charge per container.

Bad debt expense was $6 and $9 for the three-month periods ended September 30, 2001 and 2002. The increase in bad debt expense was due to a greater adjustment to bad debt allowance during the three-month period ended September 30, 2002 compared to the same period in 2001.

Depreciation expense increased $68, or 13%, from the three-month period ended September 30, 2001 to the comparable period in 2002, primarily due to change in estimated salvage values used to calculate depreciation expense, as noted above.

Management fees to affiliates were comparable at $107 and $106 for the three-month periods ended September 30, 2001 and 2002.

General and administrative costs to affiliates were comparable at $59 for both the three-month periods ended September 30, 2002 and 2001.

Loss on sale of containers increased from $4 for the three-month period ended September 30, 2001 to $9 for the equivalent period in 2002.

Net earnings (loss) per limited partnership unit decreased from $0.04 for the three-month period ending September 30, 2001 to ($0.01) for the same period in 2002, reflecting the fluctuation in net earnings (loss) allocated to limited partners from $82 to ($22), respectively. The allocation of net earnings (loss) included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

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

The Partnership depreciates its container rental equipment based on certain estimates related to the container's useful life and salvage value. These estimates are based upon assumptions about future demand for leased containers and the estimated sales price at the end of the container's useful life. Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates. If the estimates regarding residual value and remaining useful life of the containers were to decline, depreciation expense would increase, adversely affecting the Partnership's operating results.

Additionally, the recoverability of the recorded amounts of containers to be held for continued use and identified for sale in the ordinary course of business are evaluated to ensure that containers held for continued use are not impaired and that containers identified for sale are recorded at amounts that do not exceed the estimated fair value of the containers. Containers to be held for continued use are considered impaired and are written down to estimated fair value when the estimated future undiscounted cash flows are less than the recorded values. Containers identified for sale are written down to estimated fair value when the recorded value exceeds the estimated fair value. In determining the estimated future undiscounted cash flows and fair value of containers, assumptions are made regarding future demand and market conditions for leased containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required and/or losses may be realized. Any additional write-downs or losses would adversely affect the Partnership's operating results.

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

SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted SFAS No. 144 on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses of Debt Extinguishments" and an amendment of that Statement, FASB Statement No. 64. SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." FASB 145 also amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These rescissions and amendment are not anticipated to have a material impact on the financial statements of the Partnership.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated With Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Partnership anticipates that the adoption of SFAS No. 146 will not have a material impact on its financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Inapplicable.


Item 4.  Controls and Procedures

Based on an evaluation of the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934) conducted within ninety days of the filing date of this report, the managing general partner's principal executive officer and principal financial officer have found those controls and procedures to be effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.


Part II

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits  99.1 and 99.2  Certifications  pursuant to 18 U.S.C.  Section
         1350, as adopted, and regarding Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)  Not applicable.



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


                                       TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                                       A California Limited Partnership

                                       By Textainer Capital Corporation
                                       The Managing General Partner



                                       By _______________________________
                                          Ernest J. Furtado
                                          Chief Financial Officer


Date:   November 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date

________________________                 Chief Financial Officer, Senior                November 19, 2002
Ernest J. Furtado                        Vice President and Secretary





________________________                 President                                      November 19, 2002
John A. Maccarone




Part II

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits  99.1 and 99.2  Certifications  pursuant to 18 U.S.C.  Section
         1350, as adopted, and regarding Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)  Not applicable.



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


                                         TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                                         A California Limited Partnership

                                         By Textainer Capital Corporation
                                         The Managing General Partner



                                         By /s/Ernest J. Furtado
                                            _______________________________
                                            Ernest J. Furtado
                                            Chief Financial Officer


Date:   November 19, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date


/s/Ernest J. Furtado
_________________________________           Chief Financial Officer, Senior                   November 19, 2002
Ernest J. Furtado                           Vice President and Secretary





/s/John A. Maccarone
_________________________________           President                                         November 19, 2002
John A. Maccarone

CERTIFICATIONS

I, John A. Maccarone, certify that:

1. I have reviewed this quarterly report on form 10-Q of Textainer Equipment Income Fund VI, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the "Evaluation Date"); and

      c.)   presented   in  this  quarterly  report our  conclusions  about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b.)   any  fraud,  whether   or not material, that involves  management or
            other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      November 19, 2002

                                     /s/ John A. Maccarone
                                     _______________________________________
                                     John A. Maccarone
                                     President and Director of TCC

CERTIFICATIONS

I, Ernest J. Furtado, certify that:

1. I have reviewed this quarterly report on form 10-Q of Textainer Equipment Income Fund VI, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the "Evaluation Date"); and

      c.)   presented   in  this  quarterly  report our  conclusions  about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b.)   any  fraud,  whether   or not material, that involves  management or
            other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



      November 19, 2002

                                 /s/ Ernest J. Furtado
                                 _______________________________________________
                                 Ernest J. Furtado
                                 Chief Financial Officer, Senior Vice President, Secretary and Director of TCC

                                  EXHIBIT 99.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund VI, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 19, 2002 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Capital Corporation ("TCC") and Principal Executive Officer of TCC, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



November 19, 2002



                                   By  /s/ John A. Maccarone
                                       ___________________________________
                                       John A. Maccarone
                                       President and Director of TCC

                                  EXHIBIT 99.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund VI, L.P. (the "Registrant") on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 19, 2002 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Capital Corporation ("TCC") and Principal Financial and Accounting Officer of TCC, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Registrant.



November 19, 2002



                             By  /s/ Ernest J. Furtado
                                 _______________________________________________
                                 Ernest J. Furtado
                                 Chief Financial Officer, Senior Vice President, Secretary and Director of TCC