Form 10-Q
period 2003-03-31
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 2003-05-13
CIK 1003638

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 13, 2003


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 2003.

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


                  For the quarterly period ended March 31, 2003


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

                                 Yes [X] No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2003

Table of Contents
-----------------------------------------------------------------------------------------------------------------



                                                                                                             Page

Item 1.   Financial Statements (unaudited)

          Balance Sheets - March 31, 2003
          and December 31, 2002.............................................................................    3


          Statements of Operations for the three months
          ended March 31, 2003 and 2002.....................................................................    4


          Statements of Partners' Capital for the three months
          ended March 31, 2003 and 2002.....................................................................    5


          Statements of Cash Flows for the three months
          ended March 31, 2003 and 2002.....................................................................    6


          Notes to Financial Statements.....................................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................   13


Item 3.   Quantitative and Qualitative Disclosures about Market Risk........................................   19


Item 4.   Controls and Procedures...........................................................................   19


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Balance Sheets

March 31, 2003 and December 31, 2002
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                               2003                   2002
                                                                         ----------------       ----------------
Assets
Container rental equipment, net of accumulated
   depreciation of $14,372 (2002:  $13,814) (note 4)                    $         20,883       $         21,258
Cash                                                                                 685                    506
Accounts receivable, net of allowance
   for doubtful accounts of $49 (2002:  $60)                                       1,187                  1,045
Due from affiliates, net (note 2)                                                    145                     59
Prepaid expenses                                                                       4                      8
                                                                         ----------------       ----------------

                                                                        $         22,904       $         22,876
                                                                         ================       ================
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                     $            142       $             98
   Accrued liabilities                                                               203                    236
   Accrued damage protection plan costs                                               80                     77
   Accrued recovery costs                                                            102                    100
   Deferred quarterly distributions                                                   23                     23
   Deferred damage protection plan revenue                                           114                    114
   Container purchases payable                                                       234                      -
                                                                         ----------------       ----------------

          Total liabilities                                                          898                    648
                                                                         ----------------       ----------------

Partners' capital:
   General partners                                                                    -                      -
   Limited partners                                                               22,006                 22,228
                                                                         ----------------       ----------------

          Total partners' capital                                                 22,006                 22,228
                                                                         ----------------       ----------------

   Commitments (note 5)
                                                                        $         22,904       $         22,876
                                                                         ================       ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Operations

For the three months ended March 31, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
-----------------------------------------------------------------------------------------------------


                                                                     2003                  2002
                                                               ----------------      ----------------
Rental income                                                 $          1,409      $          1,029
                                                               ----------------      ----------------
Costs and expenses:
    Direct container expenses                                              354                   370
    Bad debt (benefit) expense                                              (8)                   12
    Depreciation (note 4)                                                  580                   523
    Professional fees                                                        2                    12
    Management fees to affiliates (note 2)                                 120                    93
    General and administrative costs to affiliates (note 2)                 68                    66
    Other general and administrative costs                                   8                    23
    Gain on sale of containers, net                                         (4)                   (2)
                                                               ----------------      ----------------

                                                                         1,120                 1,097
                                                               ----------------      ----------------

     Income (loss) from operations                                         289                   (68)
                                                               ----------------      ----------------

    Interest income                                                          2                     2
                                                               ----------------      ----------------

    Net earnings (loss)                                       $            291      $            (66)
                                                               ================      ================

Allocation of net earnings (loss) (note 2):
    General partners                                          $             51      $             51
    Limited partners                                                       240                  (117)
                                                               ----------------      ----------------

                                                              $            291      $            (66)
                                                               ================      ================

Limited partners' per unit share of
    net earnings (loss)                                       $           0.13      $          (0.06)
                                                               ================      ================

Limited partners' per unit share
    of distributions                                          $           0.25      $           0.25
                                                               ================      ================

Weighted average number of limited
    partnership units outstanding                                    1,848,397             1,848,397
                                                               ================      ================

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the three months ended March 31, 2003 and 2002
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------------

                                                                                    Partners' Capital
                                                                --------------------------------------------------------
                                                                   General               Limited                Total
                                                                ------------           ------------         ------------
Balances at January 1, 2002                                    $          -           $     24,190         $     24,190

Distributions                                                           (51)                  (462)                (513)

Net earnings (loss)                                                      51                   (117)                 (66)
                                                                ------------           ------------         ------------

Balances at March 31, 2002                                     $          -           $     23,611         $     23,611
                                                                ============           ============         ============

Balances at January 1, 2003                                    $          -           $     22,228         $     22,228

Distributions                                                           (51)                  (462)                (513)

Net earnings                                                             51                    240                  291
                                                                ------------           ------------         ------------

Balances at March 31, 2003                                     $          -           $     22,006         $     22,006
                                                                ============           ============         ============

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the three months ended March 31, 2003 and 2002
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                             2003                    2002
                                                                       ----------------        ----------------
Cash flows from operating activities:
   Net earnings (loss)                                                $            291        $            (66)
   Adjustments to reconcile net earnings (loss) to
       net cash provided by operating activities:
         Depreciation (note 4)                                                     580                     523
         (Decrease) increase in allowance for doubtful accounts                    (11)                     11
         Gain on sale of containers                                                 (4)                     (2)
         (Increase) decrease in assets:
             Accounts receivable                                                  (131)                    100
             Due from affiliates, net                                              (77)                     54
             Prepaid expenses                                                        4                       2
         Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                               11                      12
             Accrued recovery costs                                                  2                      (1)
             Accrued damage protection plan costs                                    3                      (3)
             Deferred damage protection plan revenue                                 -                      (9)
                                                                       ----------------        ----------------

             Net cash provided by operating activities                             668                     621
                                                                       ----------------        ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                 24                      24
                                                                       ----------------        ----------------

             Net cash provided by investing activities                              24                      24
                                                                       ----------------        ----------------

Cash flows from financing activities:
   Distributions to partners                                                      (513)                   (513)
                                                                       ----------------        ----------------

             Net cash used in financing activities                                (513)                   (513)
                                                                       ----------------        ----------------

Net increase in cash                                                               179                     132

Cash at beginning of period                                                        506                     466
                                                                       ----------------        ----------------

Cash at end of period                                                 $            685        $            598
                                                                       ================        ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the three months ended March 31, 2003 and 2002
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received by the Partnership as of March 31, 2003 and 2002, and December 31, 2002 and 2001, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash
Flows for the three-month periods ended March 31, 2003 and 2002.

                                                                   Mar. 31        Dec. 31        Mar. 31       Dec. 31
                                                                    2003           2002           2002           2001
                                                                 -----------    -----------    -----------    ----------
Container purchases included in:
   Container purchases payable.........................             $234            $ -            $ -            $ -

Distributions to partners included in:
   Due to affiliates...................................               17             17             17             17
   Deferred quarterly distributions....................               23             23             22             22

Proceeds from sale of containers included in:
   Due from affiliates.................................               17              8             48             37

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2003 and 2002.

                                                                                                  2003           2002
                                                                                                  ----           ----

Container purchases recorded..........................................                            $234           $  -
Container purchases paid..............................................                               -              -

Distributions to partners declared....................................                             513            513
Distributions to partners paid........................................                             513            513

Proceeds from sale of containers recorded.............................                              33             35
Proceeds from sale of containers received.............................                              24             24

The Partnership may enter into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable. During both the three-month periods ended March 31, 2003 and 2002 there were no such transfers.


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three months ended March 31, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

     Textainer Equipment Income Fund VI, L.P. (the Partnership), a California limited partnership with a maximum life of 21 years, was formed in 1995. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 2003 and December 31, 2002, and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 2003 and 2002, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's annual audited financial statements as of and for the year ended December 31, 2002, in the Annual Report filed on Form 10-K.

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

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated With Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Partnership adopted SFAS No. 146 on January 1, 2003 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $21 of incentive management fees during both the three-month periods ended March 31, 2003 and 2002. No equipment liquidation fees were incurred during these periods.

     The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates, net at March 31, 2003 and December 31, 2002.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $99 and $72 for the three-month periods ended March 31, 2003 and 2002, respectively.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership during the three-month periods ended March 31, 2003 and 2002 were as follows:

                                                       2003         2002
                                                       ----         ----

               Salaries                                 $37          $36
               Other                                     31           30
                                                         --           --
                 Total general and
                    administrative costs                $68          $66
                                                         ==           ==

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs either based on the ratio of the Partnership's investors to the total number of investors of all limited partnerships managed by TCC or equally among all the limited partnerships managed by TCC. The General Partners allocated the following general and administrative costs to the Partnership during the three-month periods ended March 31, 2003 and 2002:

                                                       2003         2002
                                                       ----         ----

               TEM                                      $59          $56
               TCC                                        9           10
                                                         --           --
                 Total general and
                    administrative costs                $68          $66
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

     At March 31, 2003 and December 31, 2002, due from affiliates, net is comprised of:

                                                          2003        2002
                                                          ----        ----
             Due from affiliates:
                      Due from TEM.....................   $172         $82
                                                           ---          --

             Due to affiliates:
                      Due to TCC.......................     11           7
                      Due to TL........................     16          16
                                                           ---          --
                                                            27          23
                                                           ---          --

                 Due from affiliates, net                 $145         $59
                                                           ===          ==

     These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses, fees and distributions described above and in the accrual and remittance of net rental revenues and container sales proceeds from TEM.

Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at March 31, 2003 and 2002:

                                                     2003            2002
                                                     ----            ----

              On-lease under master leases          5,805           4,165
              On-lease under long-term leases       4,155           2,878
                                                    -----           -----

                  Total on-lease containers         9,960           7,043
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

     The remaining containers are off-lease and are being stored primarily at a large number of storage depots. At March 31, 2003 and 2002, the Partnership's off-lease containers were located in the following locations:

                                                    2003          2002
                                                    ----          ----

              Americas                               843         1,037
              Europe                                 496           900
              Asia                                   458         2,521
              Others                                  68           112
                                                   -----         -----

              Total off-lease containers           1,865         4,570
                                                   =====         =====


Note 4.  Container Rental Equipment

     Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three-month period ended March 31, 2003 was an increase to depreciation expense of $54. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

     New container prices steadily declined from 1995 through 1999 and have remained low through the beginning of 2003. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the three-month periods ended March 31, 2003 and 2002.

     The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment may be required in future periods for some of its container rental equipment.

Note 5.  Commitments

     At March 31, 2003, the Partnership has committed to purchase 25 new containers at an approximate total purchase price of $61, which includes acquisition fees of $3. This commitment was made to TEM, which as the contracting party, has in turn committed to purchase these containers on behalf of the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 2003 and 2002. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

Limited partners are currently receiving monthly distributions in an annualized amount equal to 5% of their original investment. During the three-month period ended March 31, 2003, the Partnership declared cash distributions to limited partners pertaining to the period from December 2002 through February 2003 in the amount of $462. On a cash basis, as reflected on the Statements of Cash Flows, after paying general partner distributions, all of these distributions were from current year operating activities. On an accrual basis, as reflected on the Statements of Partners' Capital, $240 of these distributions were from current year earnings and the remaining $222 was a return of capital.

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

Net cash provided by operating activities for the three-month periods ended March 31, 2003 and 2002, was $668 and $621, respectively. The increase of $47, or 8%, is primarily attributable to fluctuations in net earnings (loss), adjusted for non-cash transactions, offset by the fluctuations in gross accounts receivable and due from affiliates, net. Net earnings (loss), adjusted for non-cash transactions, fluctuated from a loss to earnings primarily due to the increase in rental income, which is discussed more fully in "Results of Operations." The increase in gross accounts receivable of $131 during the three-month period ended March 31, 2003 was primarily due to the increase in rental income. The decrease in gross accounts receivable of $100 during the three-month period ended March 31, 2002, was primarily due to the decrease in rental income. Fluctuations in due from affiliates, net resulted from timing differences in the payment of expenses, fees and distributions and the remittance of net rental revenues and container sales proceeds, as well as in fluctuations in these amounts.

At March 31, 2003, the Partnership has committed to purchase 25 new containers at an approximate total purchase price of $61, which includes acquisition fees of $3. At March 31, 2003, the Partnership had sufficient cash on hand to meet these commitments. In the event the Partnership decides not to purchase the containers, one of the General Partners or an affiliate of the General Partners will acquire the containers for its own account.

For both the three-month periods ended March 31, 2003 and 2002, net cash provided by investing activities (the purchase and sale of containers) was $24. No cash was used for container purchases for both the three-month periods ended March 31, 2003 and 2002. Although the Partnership purchased containers during the three-month period ended March 31, 2003, it had not yet paid for these containers as of March 31, 2003. During the three-month period ended March 31, 2002 the Partnership did not purchase or pay for any containers. Proceeds from container sales were comparable as the increase in the number of containers sold was offset by the decrease in the average sales price. Sales proceeds continued to decline as a result of current market conditions, which have adversely affected the value of used containers. Until market conditions improve in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations rather than incurring the expense of repositioning them. The number of containers sold, both in low demand locations and elsewhere, as well as the average sales prices, will affect how much the Partnership can reinvest in new containers.

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

Both cash from operations available for reinvestment and sales proceeds have been adversely affected by market conditions in recent years. These market conditions have resulted in a slower than anticipated rate of reinvestment. Market conditions are discussed more fully under "Results of Operations." A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet. Furthermore, even with reinvestment, the Partnership is not likely to be able to replace all the containers it sells, since new container prices are usually higher than the average sales price for a used container, and the majority of cash available for reinvestment is from sales proceeds.

Results of Operations

The Partnership's income (loss) from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the three-month periods ended March 31, 2003 and 2002, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:


                                                         2003          2002
                                                         ----          ----

        Beginning container fleet...............        11,713        11,633
        Ending container fleet..................        11,825        11,613
        Average container fleet.................        11,769        11,623



As noted above, when containers are sold, sales proceeds are not likely to be sufficient to replace all of the containers sold, which is likely to result in a trend towards a smaller average container fleet. Other factors related to the Partnership's ability to reinvest funds in new containers are discussed above in "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 83% and 59% during the three-month periods ended March 31, 2003 and 2002, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At March 31, 2003 and 2002, utilization was 84% and 61%, respectively, and the Partnership's off-lease containers (in units) were located in the following locations:

                                                       2003             2002
                                                       ----             ----

              Americas                                  843            1,037
              Europe                                    496              900
              Asia                                      458            2,521
              Others                                     68              112
                                                      -----            -----

              Total off-lease containers              1,865            4,570
                                                      =====            =====

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate decreased 13% between the periods. The decrease in the average rental rate was due to declines in both master and long term lease rates, which are the two principal types of leases for the Partnership's containers. The majority of the Partnership's rental income was generated from leasing of the Partnership's containers under master operating leases, but in the past several years an increasing percentage of the Partnership's containers have been on lease under long term leases. At March 31, 2003 and 2002, 42% and 41%, respectively, of the Partnership's on-lease containers were on lease under long term leases. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 2003 and 2002.

The Partnership's income (loss) from operations for the three-month periods ended March 31, 2003 and 2002 was $289 and ($68), respectively, on rental income of $1,409 and $1,029, respectively. The increase in rental income of $380, or 37%, from the three-month period ended March 31, 2002 to the same period in 2003 was attributable to the increases in container rental income and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, increased $264, or 30%, primarily due to the increase in the average on-hire utilization of 41%, offset by the decrease in average rental rates of 11%.

Beginning in March 2002, utilization began to improve and improved steadily through the end of 2002 due to:

o    An increase in export cargo out of Asia
o Prior repositioning of containers to Asia which placed large quantities of containers in areas of high demand
o Disposal of older containers and fewer purchases of new containers by both container lessors and shipping lines in 2001 and 2002, resulting in an overall better-balanced supply of containers
o The labor disagreement that affected U.S. West Coast ports in the third and part of the fourth quarter had short-term positive effects on demand for containers as shipping lines were not able to reposition enough containers to Asia and had to lease more containers to meet their customers' demands

Utilization declined slightly in the first quarter of 2003, which is traditionally a slow period for container demand. Rental rates also declined slightly primarily due to low new container prices, low interest rates and low rates offered by competitors. The General Partners are cautiously optimistic that current utilization levels can be maintained or improved during the next several months. However, the General Partners caution that market conditions could deteriorate again due to global economic and political conditions. Demand for leased containers could therefore weaken again and result in a decrease in utilization and further declines in lease rates and container sale prices, adversely affecting the Partnership's operating results.

Despite the improvement in utilization since early in 2002, the Partnership continues to sell (rather than reposition) some older containers located in low demand locations, but primarily only those containers that were damaged. For the number of off-lease containers located in the lower demand locations in the Americas and Europe, see chart above. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the three-month period ended March 31, 2003, other rental income was $265, an increase of $116 from the equivalent period in 2002. The increase was primarily due to an increase in location income of $109. Location income increased primarily due to the increase in charges to one lessee who required containers to be delivered to specific locations.

Direct container expenses decreased $16, or 4%, from the three-month period ended March 31, 2002 to the same period in 2003. The decrease was primarily due to the decrease in storage expense of $152, offset by the increase in repositioning expense of $141. Storage expense decreased due to the increase in utilization noted above and the decrease in the average storage cost per container. Repositioning expense increased due to an increase in the average repositioning costs due to (i) expensive repositioning moves related to one lessee who required containers to be delivered to certain locations as discussed above and (ii) longer, more expensive average repositioning moves. This increase was partially offset by the decline in the number of containers repositioned between the periods.

Bad debt (benefit) expense was ($8) and $12 for the three-month periods ended March 31, 2003 and 2002, respectively. Fluctuations in bad debt expense/benefit reflect the required adjustment to the bad debt reserve and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The benefit recorded during the three-month period ended March 31, 2003 reflects a lower reserve requirement from December 31, 2002. The expense recorded during the three-month period ended March 31, 2002 reflects a higher reserve requirement from December 31, 2001.

Depreciation expense increased $57, or 11%, from the three-month period ended March 31, 2002 to the comparable period in 2003, primarily due to an increase in the depreciation rate as a result of changes in estimated salvage values as discussed below.

Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three-month period ended March

31, 2003 was an increase to depreciation expense of $54. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

Current market conditions continue to cause a decline in the economic value of used containers. The average sales price for containers sold by the Partnership as well as other Partnerships managed by the General Partners has decreased. Additionally, other Partnerships managed by the General Partners have recorded write-downs and losses on certain older containers. Many of these containers have been located in low demand locations. There have been no such losses or write-downs recorded by the Partnership primarily due to the younger age of the Partnership's container fleet. Sales by the Partnership in these low demand locations have been generally limited to damaged containers. However, as the container fleet ages, the Partnership may incur losses and/or write-downs on the sale of its older containers located in low demand locations, if existing market conditions continue. The Partnership will continue to evaluate whether write-downs are necessary for its container rental equipment.

New container prices steadily declined from 1995 through 1999 and have remained low through the beginning of 2003. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the three-month periods ended March 31, 2003 and 2002.

Management fees to affiliates increased $27, or 29%, from the three-month period ended March 31, 2002 to the comparable period in 2003. The increase was due to an increase in equipment management fees, which increased due to the increase in rental income, upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for these periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital were $21 for both the three-month periods ended March 31, 2003 and 2002.

General and administrative costs to affiliates were comparable at $68 and $66 during the three-month periods ended March 31, 2003 and 2002, respectively.

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

Other general and administrative costs decreased $15 from the three-month period ended March 31, 2002 to the same period in 2003. The decrease was primarily due to decreases in other service fees between the periods.

Gain on sale of containers was comparable at $4 and $2 during the three-month periods ended March 31, 2003 and 2002, respectively.

Net earnings/(loss) per limited partnership unit fluctuated from a loss of $0.06 to earnings of $0.13 from the three-month period ended March 31, 2002 to the same period in 2003, respectively, reflecting the fluctuation in net earnings/(loss) allocated to limited partners from a loss of $117 to earnings of $240, respectively. The allocation of net earnings (loss) for the three-month periods ended March 31, 2003 and 2002 included special allocations of gross income to the General Partners of $23 and $57, respectively, in accordance with the Partnership Agreement.

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


Date:   May 13, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date

________________________                 Chief Financial Officer, Senior                May 13, 2003
Ernest J. Furtado                        Vice President and Secretary





________________________                 President                                      May 13, 2003
John A. Maccarone



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


                           TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                           A California Limited Partnership

                           By Textainer Capital Corporation
                           The Managing General Partner



                           By /s/Ernest J. Furtado
                              _______________________________________
                              Ernest J. Furtado
                              Chief Financial Officer


Date:   May 13, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


/s/Ernest J. Furtado
________________________________         Chief Financial Officer, Senior                May 13,2003
Ernest J. Furtado                        Vice President and Secretary




/s/John A. Maccarone
________________________________         President                                      May 13, 2003
John A. Maccarone

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


      May 13, 2003

                                  /s/ John A. Maccarone
                                  ______________________________________________
                                  John A. Maccarone
                                  President and Director of TCC

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


      May 13, 2003

                               /s/ Ernest J. Furtado
                               _________________________________________________
                               Ernest J. Furtado
                               Chief Financial Officer, Senior Vice President, Secretary and Director of TCC

                                  EXHIBIT 99.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund VI, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended March 31, 2003, as filed on May 13, 2003 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Capital Corporation ("TCC") and Principal Executive Officer of TCC, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



May 13, 2003



                           By  /s/ John A. Maccarone
                               ___________________________________________
                               John A. Maccarone
                               President and Director of TCC






A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT 99.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund VI, L.P. (the "Registrant") on Form 10-Q for the quarterly period ended March 31, 2003, as filed on May 13, 2003 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Capital Corporation ("TCC") and Principal Financial and Accounting Officer of TCC, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



May 13, 2003



                          By  /s/ Ernest J. Furtado
                              ________________________________________________
                              Ernest J. Furtado
                              Chief Financial Officer, Senior Vice President, Secretary and Director of TCC






A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.