Form 10-Q
period 2003-06-30
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 2003-08-12
CIK 1003638

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 12, 2003


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 2003.

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


                  For the quarterly period ended June 30, 2003


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

                                 Yes [X] No [ ]

Indicate by check mark whether the reqistrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2003

Table of Contents
-----------------------------------------------------------------------------------------------------------------



                                                                                                             Page
Part I   Financial Information

Item 1.   Financial Statements (unaudited)

          Balance Sheets - June 30, 2003
          and December 31, 2002 ............................................................................    3


          Statements of Operations for the three and six months
          ended June 30, 2003 and 2002......................................................................    4


          Statements of Partners' Capital for the six months
          ended June 30, 2003 and 2002......................................................................    5


          Statements of Cash Flows for the six months
          ended June 30, 2003 and 2002......................................................................    6


          Notes to Financial Statements.....................................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................   13


Item 3.   Quantitative and Qualitative Disclosures about Market Risk........................................   20


Item 4.   Controls and Procedures...........................................................................   20


Part II  Other Information

Item 6.   Exhibits and Reports on Form 8-K..................................................................   21



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Balance Sheets

June 30, 2003 and December 31, 2002
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                               2003                   2002
                                                                         ----------------       ----------------
Assets
Container rental equipment, net of accumulated
   depreciation of $14,922, (2002:  $13,814) (note 4)                    $        20,332        $        21,258
Cash                                                                                 773                    506
Accounts receivable, net of allowance
   for doubtful accounts of $69, (2002:  $60)                                      1,051                  1,045
 Due from affiliates, net (note 2)                                                   140                     59
 Prepaid expenses                                                                      2                      8
                                                                         ----------------       ----------------

                                                                         $        22,298        $        22,876
                                                                         ================       ================
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $           125        $            98
   Accrued liabilities                                                               198                    236
   Accrued damage protection plan costs                                              103                     77
   Accrued recovery costs                                                            105                    100
   Deferred quarterly distributions                                                   23                     23
   Deferred damage protection plan revenue                                           114                    114
                                                                         ----------------       ----------------

          Total liabilities                                                          668                    648
                                                                         ----------------       ----------------

Partners' capital:
   General partners                                                                    -                      -
   Limited partners                                                               21,630                 22,228
                                                                         ----------------       ----------------

          Total partners' capital                                                 21,630                 22,228
                                                                         ----------------       ----------------
   Commitments (note 5)
                                                                         $        22,298        $        22,876
                                                                         ================       ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Operations

For the three and six months ended June 30, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                           Three months        Three months          Six months         Six months
                                                               Ended               Ended               Ended              Ended
                                                          June 30, 2003       June 30, 2002        June 30, 2003      June 30, 2002
                                                          --------------      --------------       --------------     --------------
Rental income                                             $       1,316       $       1,026        $       2,725      $       2,055
                                                          --------------      --------------       --------------     --------------
Costs and expenses:
    Direct container expenses                                       380                 475                  734                845
    Bad debt expense (benefit)                                       21                  (2)                  13                  9
    Depreciation (note 4)                                           582                 524                1,162              1,048
    Professional fees                                                 5                  19                    7                 30
    Management fees to affiliates (note 2)                          114                  93                  233                187
    General and administrative costs to affiliates (note 2)          64                  63                  132                129
    Other general and administrative costs                            9                  24                   17                 47
    Loss (gain) on sale of containers                                 6                  (2)                   2                 (4)
                                                          --------------      --------------       --------------     --------------

                                                                  1,181               1,194                2,300              2,291
                                                          --------------      --------------       --------------     --------------

    Income (loss) from operations                                   135                (168)                 425               (236)
                                                          --------------      --------------       --------------     --------------

Interest income                                                       2                   2                    3                  4
                                                          --------------      --------------       --------------     --------------

    Net earnings (loss)                                   $         137       $        (166)       $         428      $        (232)
                                                          ==============      ==============       ==============     ==============

Allocation of net earnings (loss) (note 2):
    General partners                                      $          51       $          51        $         102      $         102
    Limited partners                                                 86                (217)                 326               (334)
                                                          --------------      --------------       --------------     --------------

                                                          $         137       $        (166)       $         428      $        (232)
                                                          ==============      ==============       ==============     ==============

Limited partners' per unit share of
    net earnings (loss)                                   $        0.05       $       (0.12)       $        0.18      $       (0.18)
                                                          ==============      ==============       ==============    ===============

Limited partners' per unit share
    of distributions                                      $        0.25       $        0.25        $        0.50      $        0.50
                                                          ==============      ==============       ==============     ==============

Weighted average number of limited
    partnership units outstanding                             1,848,397           1,848,397            1,848,397          1,848,397
                                                          ==============      ==============       ==============     ==============

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 2003 and 2002
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                    Partners' Capital
                                                                ----------------------------------------------------------
                                                                   General             Limited                  Total
                                                                ------------       ---------------         ---------------
Balances at January 1, 2002                                     $         -        $       24,190          $       24,190

Distributions                                                          (102)                 (924)                 (1,026)

Net earnings (loss)                                                     102                  (334)                   (232)
                                                                ------------       ---------------         ---------------

Balances at June 30, 2002                                       $         -        $       22,932          $       22,932
                                                                ============       ===============         ===============

Balances at January 1, 2003                                     $         -        $       22,228          $       22,228

Distributions                                                          (102)                 (924)                 (1,026)

Net earnings                                                            102                   326                     428
                                                                ------------       ---------------         ---------------

Balances at June 30, 2003                                       $         -        $       21,630          $       21,630
                                                                ============       ===============         ===============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 2003 and 2002
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                             2003                    2002
                                                                       ----------------        ----------------
Cash flows from operating activities:
   Net earnings (loss)                                                 $           428         $          (232)
   Adjustments to reconcile net earnings (loss) to
       net cash provided by operating activities:
         Depreciation (note 4)                                                   1,162                   1,048
         Increase in allowance for doubtful accounts                                 9                      11
         Loss (gain) on sale of containers                                           2                      (4)
         (Increase) decrease in assets:
             Accounts receivable                                                   (14)                    117
             Due from affiliates, net                                              (71)                     (8)
             Prepaid expenses                                                        6                       3
         (Decrease) increase in liabilities:
             Accounts payable and accrued liabilities                              (11)                     13
             Accrued recovery costs                                                  5                      (1)
             Accrued damage protection plan costs                                   26                       1
             Deferred damage protection plan revenue                                 -                      (8)
                                                                       ----------------        ----------------

                   Net cash provided by operating activities                     1,542                     940
                                                                       ----------------        ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                 59                      88
   Container purchases                                                            (308)                    (62)
                                                                       ----------------        ----------------

                   Net cash (used in) provided by investing activities            (249)                     26
                                                                       ----------------        ----------------

Cash flows from financing activities:
   Distributions to partners                                                    (1,026)                 (1,026)
                                                                       ----------------        ----------------

                    Net cash used in financing activities                       (1,026)                 (1,026)
                                                                       ----------------        ----------------

Net increase (decrease) in cash                                                    267                     (60)

Cash at beginning of period                                                        506                     466
                                                                       ----------------        ----------------

Cash at end of period                                                  $           773         $           406
                                                                       ================        ================


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the six months ended June 30, 2003 and 2002
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received by the Partnership as of June 30, 2003 and 2002, and December 31, 2002 and 2001, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash
Flows for the six-month periods ended June 30, 2003 and 2002.

                                                               June 30       Dec. 31         June 30        Dec. 31
                                                                2003           2002            2002           2001
                                                             -----------    -----------     -----------    -----------
Container purchases included in:
     Container purchases payable....................            $  -            $ -            $287            $ -

Distributions to partners included in:
     Due to affiliates..............................              17             17              17             17
     Deferred quarterly distributions...............              23             23              22             22

Proceeds from sale of containers included in:
     Due from affiliates............................              18              8              33             37

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2003 and 2002.


                                                                                               2003           2002
                                                                                               ----           ----

Container purchases recorded....................................                             $  308         $  349
Container purchases paid........................................                                308             62

Distributions to partners declared..............................                              1,026          1,026
Distributions to partners paid..................................                              1,026          1,026

Proceeds from sale of containers recorded.......................                                 69             84
Proceeds from sale of containers received.......................                                 59             88

The Partnership may enter into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable. The carrying value of containers transferred during the six-month periods ended June
30, 2003 and 2002 was $1 and $3, respectively.

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

     Textainer Equipment Income Fund VI, L.P. (the Partnership), a California limited partnership with a maximum life of 21 years, was formed in 1995. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 2003 and December 31, 2002, and the results of its operations for the three and six-month periods ended June 30, 2003 and 2002 and changes in partners' capital and cash flows for the six-month periods ended June 30, 2003 and 2002, have been made.

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

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Partnership adopted SFAS No. 146 on January 1, 2003 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $21 and $43 of incentive management fees for both the three and six-month periods ended June 30, 2002 and 2003, respectively.

     The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates, net at June 30, 2003 and December 31, 2002.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $93 and $190 for the three and six-month periods ended June 30, 2003, respectively, and $72 and $144, respectively, for the comparable periods in 2002.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership during the three and six-month periods ended June 30, 2003 and 2002 were as follows:

                                              Three months        Six months
                                             ended June 30,     ended June 30,
                                             --------------     --------------
                                             2003     2002      2003     2002
                                             ----     ----      ----     ----

               Salaries                       $36      $41      $ 73     $ 82
               Other                           28       22        59       47
                                               --       --       ---      ---
                 Total general and
                    administrative costs      $64      $63      $132     $129
                                               ==       ==       ===      ===

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's investors to the total number of investors of all limited partnerships managed by TCC or equally among all the limited partnerships managed by TCC. The General Partners allocated the following general and administrative costs to the Partnership during the three and six-month periods ended June 30, 2003 and 2002:

                                              Three months        Six months
                                             ended June 30,     ended June 30,
                                             --------------     --------------
                                             2003     2002      2003     2002
                                             ----     ----      ----     ----

                TEM                           $56      $54      $115     $110
                TCC                             8        9        17       19
                                               --       --       ---      ---
                  Total general and
                     administrative costs     $64      $63      $132     $129
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


     At June 30, 2003 and December 31, 2002, due from affiliates, net is comprised of:

                                                           2003        2002
                                                           ----        ----
                Due from affiliates:
                         Due from TEM..................    $162         $82
                                                            ---          --

                Due to affiliates:
                         Due to TCC....................       5           7
                         Due to TL.....................      17          16
                                                            ---          --
                                                             22          23
                                                            ---          --

                    Due from affiliates, net               $140         $59
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

Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at June 30, 2003 and 2002:

                                                           2003         2002
                                                           ----         ----

              On-lease under master leases                5,192        4,526
              On-lease under long-term leases             5,067        3,666
                                                         ------        -----

                  Total on-lease containers              10,259        8,192
                                                         ======        =====

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

     The remaining containers are off-lease and are located primarily at a large number of storage depots. At June 30, 2003 and 2002, the Partnership's off-lease containers were located in the following locations:


                                                      2003             2002
                                                      ----             ----

         Americas                                      746              943
         Europe                                        372              742
         Asia                                          394            1,790
         Other                                          56               88
                                                     -----            -----

             Total off-lease containers              1,568            3,563
                                                     =====            =====

Note 4.  Container Rental Equipment

     Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three and six-month periods ended June 30, 2003 was an increase to depreciation expense of $52 and $106, respectively. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

     New container prices steadily declined from 1995 through 1999 and have remained low through the first half of 2003. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the six-month periods ended June 30, 2003 and 2002.

     The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment may be required in future periods for some of its container rental equipment.

Note 5.  Commitments

     At June 30, 2003, the Partnership has committed to purchase 50 new containers at an approximate total purchase price of $100. This commitment was made to TEM, which as the contracting party, has in turn committed to purchase these containers on behalf of the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three and six-month periods ended June 30, 2003 and 2002. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

The Partnership invests working capital, cash flow from operating activities prior to its distribution to the partners and proceeds from container sales that have not been used to purchase containers in short-term, liquid investments. Rental income is the Partnership's principal source of liquidity and provides a major source of funds for distributions. Rental income is affected by market conditions for leased containers. Market conditions are discussed more fully in "Results of Operations." The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited partners are currently receiving monthly distributions in an annualized amount equal to 5% of their original investment. During the six-month period ended June 30, 2003, the Partnership declared cash distributions to limited partners pertaining to the period from December 2002 through May 2003 in the amount of $924. On a cash basis, as reflected on the Statements of Cash Flows, after paying general partner distributions, all of these distributions were from current year operating activities. On an accrual basis, as reflected on the Statements of Partners' Capital, $326 of these distributions were from current year earnings and the remaining $598 was a return of capital.

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

Net cash provided by operating activities for the six-month periods ended June 30, 2003 and 2002, was $1,542 and $940, respectively. The increase of $602, or 64%, is primarily attributable to fluctuations in net earnings (loss), adjusted for non-cash transactions, offset by the fluctuations in gross accounts receivable and due from affiliates, net. Net earnings (loss), adjusted for non-cash transactions, fluctuated primarily due to the increase in rental income and the decrease in direct container expenses. These fluctuations are discussed more fully in "Results of Operations." The increase in gross accounts receivable of $14 during the six-month period ended June 30, 2003 was primarily due to the increase in rental income, offset by the decrease in the average collection period of accounts receivable. The decrease in gross accounts receivable of $117 during the comparable period in 2002 was primarily due to the decrease in rental income, offset by the increase in the average collection period of accounts receivable. Fluctuations in due from affiliates, net resulted from timing differences in the payment of expenses, fees and distributions and the remittance of net rental revenues and container sales proceeds, as well as in fluctuations in these amounts.

At June 30, 2003, the Partnership has committed to purchase 50 new containers at an approximate total purchase price of $100. At June 30, 2003, the Partnership had sufficient cash on hand to meet these commitments. In the event the Partnership decides not to purchase the containers, one of the General Partners or an affiliate of the General Partners will acquire the containers for its own account.

For the six-month period ended June 30, 2003, net cash used in investing activities (the purchase and sale of containers) was $249 compared to net cash provided by investing activities of $26 for the comparable period in 2002. Net cash used in investing activities increased $275 primarily due to the increase in cash used for container purchases and the decrease in proceeds from container sales. Cash used for container purchases increased during the six-month period June 30, 2003 primarily due to timing differences in the accrual and payment of these purchases. Proceeds from container sales decreased primarily due to the decrease in the average sales price received on container sales. The sales price received on container sales continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. Some containers were sold in low demand locations. Until demand for containers improves in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations rather than incur the expense of repositioning them. The number of containers sold, both in low demand locations and elsewhere, as well as the average sales prices, will affect how much the Partnership can reinvest in new containers.

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

Results of Operations

The Partnership's income (loss) from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the six-month periods ended June 30, 2003 and 2002, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                          2003          2002
                                                          ----          ----

         Beginning container fleet...............       11,713        11,633
         Ending container fleet..................       11,827        11,755
         Average container fleet.................       11,770        11,694

As noted above, when containers are sold, sales proceeds are not likely to be sufficient to replace all of the containers sold, which is likely to result in a trend towards a smaller average container fleet. Other factors related to the Partnership's ability to reinvest funds in new containers are discussed above in "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 84% and 61% during the six-month periods ended June 30, 2003 and 2002, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At June 30, 2003 and 2002, utilization was 87% and 70%, respectively, and the Partnership's off-lease containers (in units) were in the following locations:

                                                      2003             2002
                                                      ----             ----

         Americas                                      746              943
         Europe                                        372              742
         Asia                                          394            1,790
         Other                                          56               88
                                                     -----            -----

             Total off-lease containers              1,568            3,563
                                                     =====            =====

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate for the Partnership's containers decreased 10% between the periods. Average rental rates declined under both master and long term leases, which are the two principal types of leases for the Partnership's containers. The majority of the Partnership's rental income was generated from leasing of the Partnership's containers under master operating leases, but in the past several years an increasing percentage of the Partnership's containers are on lease under long term leases. At June 30, 2003 and 2002, 49% and 45%, respectively, of the Partnership's on-lease containers were on lease under long term leases. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 2003 and 2002.

The Partnership's income (loss) from operations for the six-month periods ended June 30, 2003 and 2002 was $425 and ($236) respectively, on rental income of $2,725 and $2,055, respectively. The increase in rental income of $670, or 33%, from the six-month period ended June 30, 2002 to the same period in 2003 was attributable to the increases in container rental income, and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, increased $535, or 30%, primarily due to the increase in the average on-hire utilization of 38%, offset by the decrease in average rental rates of 10%.

Beginning in March 2002, utilization began to improve and improved steadily through the end of 2002 due to:

o    An increase in export cargo out of Asia
o Prior repositioning of containers to Asia which placed large quantities of containers in areas of high demand
o Disposal of older containers and fewer purchases of new containers by both container lessors and shipping lines in 2001 and 2002, resulting in an overall better-balanced supply of containers
o The labor disagreement that affected U.S. West Coast ports in the third and part of the fourth quarter had short-term positive effects on demand for containers as shipping lines were not able to reposition enough containers to Asia and had to lease more containers to meet their customers' demands

Utilization declined slightly in the first quarter of 2003, which is traditionally a slow period for container demand, and then improved slightly during the second quarter of 2003. Rental rates also declined slightly in 2003 primarily due to low new container prices, low interest rates and low rates offered by competitors. The General Partners are cautiously optimistic that current utilization levels can be maintained or improved during the next several months as the peak-shipping season begins. However, the General Partners caution that market conditions could deteriorate again due to global economic and political conditions. Demand for leased containers could therefore weaken again and result in a decrease in utilization and further declines in lease rates and container sale prices, adversely affecting the Partnership's operating results.

Although demand for leased containers improved, the trade imbalance between Asia and the Americas continues. As a result, a large portion of the Partnership's off-lease containers are located in low demand locations in the Americas as detailed in the above chart. For these and other off-lease containers, the Partnership determines whether these containers should be sold or held for continued use. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. Although the majority of the containers sold in low demand locations were damaged containers, the Partnership sold some undamaged containers in these locations as well.

New container prices steadily declined from 1995 through 1999 and have remained low through the first half of 2003. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the six-month periods ended June 30, 2003 and 2002. However, other Partnerships managed by the General Partners have recorded write-downs and losses on certain older containers. Many of these containers have been located in low demand locations. There have been no such losses or write-downs recorded by the Partnership primarily due to the young age of the Partnership's container fleet. As noted above, sales by the Partnership in these low demand locations have been generally limited to damaged containers. However, as the container fleet ages, the Partnership may incur losses and/or write-downs on the sale of its older containers located in low demand locations, if existing market conditions continue. The Partnership will continue to evaluate whether write-downs are necessary for its container rental equipment.

Additionally, current market conditions continue to cause a decline in the economic value of used containers. The average sales prices for containers sold by the Partnership as well as other Partnerships managed by the General Partners have decreased. The decrease is primarily due to a surplus of used containers available for sale.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the six-month period ended June 30, 2003, other rental income was $410, an increase of $135 from the equivalent period in 2002. The increase was primarily due to the increase in location income of $117. Location income increased primarily due to the increase in charges to one lessee who required containers to be delivered to specific locations.

Direct container expenses decreased $111, or 13%, from the six-month period ended June 30, 2002 to the same period in 2003. The decrease was primarily due to the decrease in storage expense of $288, offset by the increase in repositioning expense of $171. Storage expense decreased due to the increase in utilization noted above and the decrease in the average storage cost per container. Repositioning expense increased due to an increase in the average repositioning costs due to (i) expensive repositioning moves related to one lessee who required containers to be delivered to certain locations as discussed above and (ii) longer average repositioning moves. This increase was partially offset by the decline in the number of containers repositioned between the periods.

Bad debt expense increased $4, from the six-month period ended June 30, 2002 to the same period in 2003. The fluctuation in bad debt expense reflects the adjustment to the bad debt reserve and is based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The expenses recorded during the six-month periods ended June 30, 2002 and 2003 reflect a higher reserve requirement from December 31, 2001 and 2002.

Depreciation expense increased $114, or 11%, from the six-month period ended June 30, 2002 to the comparable period in 2003, primarily due to an increase in the depreciation rate as a result of changes in estimated salvage values as discussed below.

Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the six-month period ended June 30, 2003 was an increase to depreciation expense of $106. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

Management fees to affiliates increased $46, or 25%, from the six-month period ended June 30, 2002 to the comparable period in 2003. The increase was due to an increase equipment management fees, which increased due to the increase in rental income, upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital were $43 for both the six-month periods ended June 30, 2003 and 2002.

General and administrative costs to affiliates were comparable at $132 and $129 during the six-month periods ended June 30, 2003 and 2002, respectively.

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

Other general and administrative costs decreased $30 from the six-month period ended June 30, 2002 to the same period in 2003. The decrease was primarily due to decreases in other service fees between the periods.

Gain (loss) on sale of containers was ($2) and $4 during the six-month period ended June 30, 2003 and 2002, respectively.

Net earnings/(loss) per limited partnership unit fluctuated from a loss of $0.18 during the six-month period ended June 30, 2002 to earnings of $0.18 during the same period in 2003, respectively, reflecting the fluctuation in net earnings/(loss) allocated to limited partners from a loss of $334 to earnings of $326, respectively. The allocation of net earnings/(loss) for the six-month periods ended June 30, 2003 and 2002 included special allocations of gross income to the General Partners of $61 and $124, respectively, in accordance with the Partnership Agreement.

The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 2003 and 2002.

The Partnership's income (loss) from operations for the three-month periods ending June 30, 2003 and 2002 was $135 and ($168), respectively, on rental income of $1,316 and $1,026, respectively. The increase in rental income of $290, or 28%, from the three-month period ended June 30, 2002 to the same period in 2003 was primarily attributable to the increases in container rental income and other rental income. Income from container rentals increased $272, or 30%, primarily due to the increase in the average on-hire utilization of 35%, offset by the decrease in average rental rates of 8%.

Other rental income was $145 for the three-month period ended June 30, 2003, an increase of $18 from the equivalent period in 2002. The increase was primarily due to increases in DPP and location income of $31 and $8, offset by a decrease in handling income of $20. DPP income increased primarily due to an increase in the number of containers covered under DPP. Location income increased primarily due to the increase in charges to one lessee who required containers to be delivered to specific locations. Handling income decreased due to the decrease in container movement, offset by an increase in the average handling price charged per container.

Direct container expenses decreased $95, or 20%, from the three-month period ended June 30, 2002 to the equivalent period in 2003, primarily due to the decrease in storage expense of $136, offset by the increases in repositioning and DPP expenses of $30 and $25, respectively. Storage expense decreased due to the increase in utilization noted above and the decrease in the average storage cost per container. Repositioning expense increased due to an increase in the average repositioning costs due to (i) expensive repositioning moves related to one lessee who required containers to be delivered to certain locations as discussed above and (ii) longer average repositioning moves. This increase was partially offset by the decline in the number of containers repositioned between the periods. DPP expense increased due to increases in the average DPP repair cost per container and in the number of containers covered under DPP.

Bad debt (benefit) expense fluctuated from a benefit of $2 for the three-month period ended June 30, 2002 to an expense of $21 for the comparable period in 2003. The benefit recorded during the three-month period ended June 30, 2002 reflects a lower reserve requirement from March 31, 2002. The expense recorded during the three-month period ended June 30, 2003 reflects a higher reserve requirement from March 31, 2003.

Depreciation expense increased $58, or 11%, from the three-month period ended June 30, 2002 to the comparable period in 2003, primarily due to the changes in estimated salvage values used to calculate depreciation noted above. The effect of this change for the three-month period ended June 30, 2003 was an increase to depreciation expense of $52.

Management fees to affiliates increased $21, or 23%, from the three-month period ended June 30, 2002 to the comparable period in 2003, due to an increase in equipment management fees. Equipment management fees increased due to the increase in rental income, upon which equipment management fees are primarily based.

General and administrative costs to affiliates were comparable at $64 and $63 for the three-month periods ended June 30, 2003 and 2002, respectively.

Other general and administrative costs decreased $15 from the three-month period ended June 30, 2002 to the same period in 2003. The decrease was primarily due to decreases in other service fees between the periods.

(Loss) gain on sale of containers was ($6) and $2 during the three-month periods ended June 30, 2003 and 2002, respectively.

Net earnings/(loss) per limited partnership unit fluctuated from a loss of $0.12 for the three-month period ended June 30, 2002 to earnings of $0.05 for the same period in 2003, reflecting the fluctuation in net earnings/(loss) allocated to limited partners from a loss of $217 to earnings of $86, respectively. The allocation of net earnings (loss) included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Inapplicable.

Item 4.  Controls and Procedures.

Based on an evaluation of the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934), the managing general partner's principal executive officer and principal financial officer have found those controls and procedures to be effective as of the end of the period covered by the report. There has been no change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter, and which has materially affected, or is reasonably likely materially to affect, the Partnership's internal control over financial reporting.



Part II

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits  31.1 and 31.2  Certifications  pursuant  to Rules  13a-14 or
          15d-14 of the Securities and Exchange Act of 1934.

          Exhibits 32.1 and 32.2  Certifications  pursuant to 18 U.S.C.  Section
          1350, as adopted, and regarding Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date:  August 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Chief Financial Officer, Senior                August 12, 2003
Ernest J. Furtado                        Vice President and Secretary






________________________                 President                                      August 12, 2003
John A. Maccarone



Part II

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits  31.1 and 31.2  Certifications  pursuant  to Rules  13a-14 or
          15d-14 of the Securities and Exchange Act of 1934.

          Exhibits 32.1 and 32.2  Certifications  pursuant to 18 U.S.C.  Section
          1350, as adopted, and regarding Section 906 of the Sarbanes-Oxley Act of 2002.

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


                           TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                           A California Limited Partnership

                           By Textainer Capital Corporation
                           The Managing General Partner



                           By /s/Ernest J. Furtado
                              ____________________________________
                              Ernest J. Furtado
                              Chief Financial Officer


Date:  August 12, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



/s/Ernest J. Furtado
_______________________________          Chief Financial Officer, Senior                August 12, 2003
Ernest J. Furtado                        Vice President and Secretary




/s/John A. Maccarone
______________________________           President                                      August 12, 2003
John A. Maccarone


                                  EXHIBIT 31.1


CERTIFICATIONS

I, John A. Maccarone, certify that:

1. I have reviewed this quarterly report on form 10-Q of Textainer Equipment Income Fund VI, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a.) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b.) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c.) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a.) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 12, 2003

                              /s/ John A. Maccarone
                              _______________________________________
                              John A. Maccarone
                              President and Director of TCC

                                  EXHIBIT 31.2


CERTIFICATIONS

I, Ernest J. Furtado, certify that:

1. I have reviewed this quarterly report on form 10-Q of Textainer Equipment Income Fund VI, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a.) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b.) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c.) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a.) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 12, 2003

                          /s/ Ernest J. Furtado
                          _____________________________________________________
                          Ernest J. Furtado
                          Chief Financial Officer, Senior Vice President, Secretary and Director of TCC

                                  EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund VI, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended June 30, 2003, as filed on August 12, 2003 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Capital Corporation ("TCC") and Principal Executive Officer of TCC, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



August 12, 2003



                                  By  /s/ John A. Maccarone
                                      ___________________________________
                                      John A. Maccarone
                                      President and Director of TCC




A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Reqistrant and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund VI, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended June 30, 2003, as filed on August 12, 2003 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Capital Corporation ("TCC") and Principal Financial and Accounting Officer of TCC, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



August 12, 2003



                      By  /s/ Ernest J. Furtado
                          ______________________________________________________
                          Ernest J. Furtado
                          Chief Financial Officer, Senior Vice President, Secretary and Director of TCC




A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Reqistrant and furnished to the Securities and Exchange Commission or its staff upon request.