Form 10-Q
period 2003-09-30
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 2003-11-12
CIK 1003638

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 12, 2003


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 2003.

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


                For the quarterly period ended September 30, 2003


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 2003

Table of Contents
-------------------------------------------------------------------------------------------------------------------



                                                                                                               Page

Part I   Financial Information

Item 1.   Financial Statements (unaudited)

          Balance Sheets - September 30, 2003
          and December 31, 2002 ............................................................................      3


          Statements of Operations for the three and nine months
          ended September 30, 2003 and 2002.................................................................      4


          Statements of Partners' Capital for the nine months
          ended September 30, 2003 and 2002.................................................................      5


          Statements of Cash Flows for the nine months
          ended September 30, 2003 and 2002.................................................................      6


          Notes to Financial Statements.....................................................................      8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................     13


Item 3.   Quantitative and Qualitative Disclosures about Market Risk........................................     20


Item 4.   Controls and Procedures...........................................................................     20


Part II  Other Information

Item 6.   Exhibits and Reports on Form 8-K..................................................................     21




Balance Sheets

September 30, 2003 and December 31, 2002
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                               2003                   2002
                                                                         ----------------       ----------------
Assets
Container rental equipment, net of accumulated
   depreciation of $15,492, (2002: $13,814) (note 4)                     $        20,320        $        21,258
Cash                                                                               1,015                    506
Accounts receivable, net of allowance
   for doubtful accounts of $87, (2002: $60)                                         964                  1,045
 Due from affiliates, net (note 2)                                                    81                     59
 Prepaid expenses                                                                      -                      8
                                                                         ----------------       ----------------

                                                                         $        22,380        $        22,876
                                                                         ================       ================
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $           120        $            98
   Accrued liabilities                                                               202                    236
   Accrued damage protection plan costs                                              121                     77
   Accrued recovery costs                                                            108                    100
   Deferred quarterly distributions                                                   23                     23
   Deferred damage protection plan revenue                                           114                    114
   Container purchases payable                                                       446                      -
                                                                         ----------------       ----------------

          Total liabilities                                                        1,134                    648
                                                                         ----------------       ----------------

Partners' capital:
   General partners                                                                    -                      -
   Limited partners                                                               21,246                 22,228
                                                                         ----------------       ----------------

          Total partners' capital                                                 21,246                 22,228
                                                                         ----------------       ----------------

                                                                         $        22,380        $        22,876
                                                                         ================       ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Operations

For the three and nine months ended September 30, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                       Three months       Three months      Nine months         Nine months
                                                          Ended               Ended            Ended               Ended
                                                      Sept. 30, 2003     Sept. 30, 2002    Sept. 30, 2003      Sept. 30, 2002
                                                      ---------------    ---------------   ---------------     ---------------
Rental income                                         $        1,317     $        1,205    $        4,043      $        3,259
                                                      ---------------    ---------------   ---------------     ---------------
Costs and expenses:
    Direct container expenses                                    400                376             1,134               1,221
    Bad debt expense                                              18                  9                31                  18
    Depreciation (note 4)                                        584                583             1,746               1,631
    Professional fees                                              3                 13                10                  44
    Management fees to affiliates (note 2)                       114                106               348                 292
    General and administrative costs to
      affiliates (note 2)                                         66                 59               198                 188
    Other general and administrative costs                         9                 23                26                  70
    (Gain) loss  on sale of containers                            (3)                 9                (1)                  6
                                                      ---------------    ---------------   ---------------     ---------------

                                                               1,191              1,178             3,492               3,470
                                                      ---------------    ---------------   ---------------     ---------------

    Income (loss) from operations                                126                 27               551                (211)
                                                      ---------------    ---------------   ---------------     ---------------

Interest income                                                    2                  1                 5                   6
                                                      ---------------    ---------------   ---------------     ---------------

    Net earnings (loss)                               $          128     $           28    $          556      $         (205)
                                                      ===============    ===============   ===============     ===============

Allocation of net earnings (loss) (note 2):
    General partners                                  $           50     $           50    $          152      $          152
    Limited partners                                              78                (22)              404                (357)
                                                      ---------------    ---------------   ---------------     ---------------

                                                      $          128     $           28    $          556      $         (205)
                                                      ===============    ===============   ===============     ===============

Limited partners' per unit share of
    net earnings (loss)                               $         0.04     $        (0.01)   $         0.22      $        (0.19)
                                                      ===============    ===============   ===============     ===============

Limited partners' per unit share
    of distributions                                  $         0.25     $         0.25    $         0.75      $         0.75
                                                      ===============    ===============   ===============     ===============

Weighted average number of limited
    partnership units outstanding                          1,848,397          1,848,397         1,848,397           1,848,397
                                                      ===============    ===============   ===============     ===============

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 2003 and 2002
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------

                                                                                 Partners' Capital
                                                                --------------------------------------------------
                                                                   General           Limited             Total
                                                                ------------       ------------       ------------
Balances at January 1, 2002                                     $         -        $    24,190        $    24,190

Distributions                                                          (152)            (1,386)            (1,538)

Net earnings (loss)                                                     152               (357)              (205)
                                                                ------------       ------------       ------------

Balances at September 30, 2002                                  $         -        $    22,447        $    22,447
                                                                ============       ============       ============

Balances at January 1, 2003                                     $         -        $    22,228        $    22,228

Distributions                                                          (152)            (1,386)            (1,538)

Net earnings                                                            152                404                556
                                                                ------------       ------------       ------------

Balances at September 30, 2003                                  $         -        $    21,246        $    21,246
                                                                ============       ============       ============


See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 2003 and 2002
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                             2003                    2002
                                                                       ----------------        ----------------
Cash flows from operating activities:
   Net earnings (loss)                                                 $           556         $          (205)
   Adjustments to reconcile net earnings (loss) to
       net cash provided by operating activities:
         Depreciation (note 4)                                                   1,746                   1,631
         Increase in allowance for doubtful accounts                                27                      16
         (Gain) loss on sale of containers                                          (1)                      6
         (Increase) decrease in assets:
             Accounts receivable                                                    54                      (1)
             Due from affiliates, net                                              (15)                    (19)
             Prepaid expenses                                                        8                       5
         (Decrease) increase in liabilities:
             Accounts payable and accrued liabilities                              (12)                      2
             Accrued recovery costs                                                  8                      (1)
             Accrued damage protection plan costs                                   44                      11
             Deferred damage protection plan revenue                                 -                      (6)
                                                                       ----------------        ----------------

                   Net cash provided by operating activities                     2,415                   1,439
                                                                       ----------------        ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                 78                     137
   Container purchases                                                            (446)                   (303)
                                                                       ----------------        ----------------

                   Net cash used in investing activities                          (368)                   (166)
                                                                       ----------------        ----------------

Cash flows from financing activities:
   Distributions to partners                                                    (1,538)                 (1,538)
                                                                       ----------------        ----------------

                    Net cash used in financing activities                       (1,538)                 (1,538)
                                                                       ----------------        ----------------

Net increase (decrease) in cash                                                    509                    (265)

Cash at beginning of period                                                        506                     466
                                                                       ----------------        ----------------

Cash at end of period                                                  $         1,015         $           201
                                                                       ================        ================


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the nine months ended September 30, 2003 and 2002
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received by the Partnership as of September 30, 2003 and 2002, and December 31, 2002 and 2001, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash
Flows for the nine-month periods ended September 30, 2003 and 2002.

                                                              Sept. 30        Dec. 31        Sept. 30        Dec. 31
                                                                2003            2002            2002           2001
                                                             -----------    -----------     -----------    -----------
Container purchases included in:
     Container purchases payable....................            $446             $ -             $ -            $ -

Distributions to partners included in:
     Due to affiliates..............................              17              17              17             17
     Deferred quarterly distributions...............              23              23              22             22

Proceeds from sale of containers included in:
     Due from affiliates............................              14               8              25             37

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2003 and 2002.


                                                                                                2003           2002
                                                                                                ----           ----

Container purchases recorded....................................................              $  892         $  303
Container purchases paid........................................................                 446            303

Distributions to partners declared..............................................               1,538          1,538
Distributions to partners paid..................................................               1,538          1,538

Proceeds from sale of containers recorded.......................................                  84            125
Proceeds from sale of containers received.......................................                  78            137

The Partnership may enter into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable. The carrying value of containers transferred during the nine-month period ended
September 30, 2002 was $3. There were no such transfers during the nine-month period ended September 30, 2003.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months ended September 30, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

     Textainer Equipment Income Fund VI, L.P. (the Partnership), a California limited partnership with a maximum life of 21 years, was formed in 1995. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 2003 and December 31, 2002, and the results of its operations for the three and nine-month periods ended September 30, 2003 and 2002 and changes in partners' capital and cash flows for the nine-month periods ended September 30, 2003 and 2002, have been made.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $21 and $64 of incentive management fees for the three and nine-month periods ended September 30, 2003, respectively, and $21 and $64, respectively, for the comparable periods in 2002. No equipment liquidation fees were incurred during these periods.

     The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates, net at September 30, 2003 and December 31, 2002.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $93 and $284 for the three and nine-month periods ended September 30, 2003, respectively, and $85 and $228, respectively, for the comparable periods in 2002.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership during the three and nine-month periods ended September 30, 2003 and 2002 were as follows:

                                          Three months         Nine months
                                         ended Sept. 30,      ended Sept. 30,
                                         ---------------      ---------------
                                         2003       2002      2003       2002
                                         ----       ----      ----       ----

          Salaries                        $34        $40      $108       $122
          Other                            32         19        90         66
                                           --         --       ---        ---
            Total general and
               administrative costs       $66        $59      $198       $188
                                           ==         ==       ===        ===

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's investors to the total number of investors of all limited partnerships managed by TCC or equally among all the limited partnerships managed by TCC. The General Partners allocated the following general and administrative costs to the Partnership during the three and nine-month periods ended September 30, 2003 and 2002:

                                          Three months         Nine months
                                         ended Sept. 30,      ended Sept. 30,
                                         ---------------      ---------------
                                         2003       2002      2003       2002
                                         ----       ----      ----       ----

           TEM                            $56        $52      $171       $162
           TCC                             10          7        27         26
                                           --         --       ---        ---
             Total general and
                administrative costs      $66        $59      $198       $188
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


     At September 30, 2003 and December 31, 2002, due from affiliates, net is comprised of:

                                                        2003             2002
                                                        ----             ----
           Due from affiliates:
                    Due from TEM...................     $104              $82
                                                         ---               --

           Due to affiliates:
                    Due to TCC.....................        6                7
                    Due to TL......................       17               16
                                                         ---               --
                                                          23               23
                                                         ---               --

               Due from affiliates, net                 $ 81              $59
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

Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at September 30, 2003 and 2002:

                                                        2003         2002
                                                        ----         ----

              On-lease under master leases             5,105        5,388
              On-lease under long-term leases          5,129        4,040
                                                      ------        -----

                  Total on-lease containers           10,234        9,428
                                                      ======        =====

     Under master lease agreements, the lessee is not committed to lease a minimum number of containers from the Partnership during the lease term and may generally return any portion or all of the containers to the Partnership at any time, subject to certain restrictions in the lease agreement. Under long-term lease agreements, containers are usually leased from the Partnership for periods of between three to five years. Such leases are generally cancelable with a penalty at the end of each twelve-month period. Under direct finance leases, the containers are usually leased from the Partnership for the remainder of the container's useful life with a purchase option at the end of the lease term.

     The remaining containers are off-lease and are located primarily at a large number of storage depots. At September 30, 2003 and 2002, the Partnership's off-lease containers were located in the following locations:

                                                      2003             2002
                                                      ----             ----

         Americas                                      610              940
         Europe                                        341              684
         Asia                                          837              595
         Other                                          57               80
                                                     -----            -----

             Total off-lease containers              1,845            2,299
                                                     =====            =====

Note 4.  Container Rental Equipment

     Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for both the three and nine-month periods ended September 30, 2002 was an increase to depreciation expense of $53. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

     New container prices steadily declined from 1995 through 1999 and have remained low through 2003. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the nine-month periods ended September 30, 2003 and 2002.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three and nine-month periods ended September 30, 2003 and 2002. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

Limited partners are currently receiving monthly distributions in an annualized amount equal to 5% of their original investment. During the nine-month period ended September 30, 2003, the Partnership declared cash distributions to limited partners pertaining to the period from December 2002 through August 2003 in the amount of $1,386. On a cash basis, as reflected on the Statements of Cash Flows, after paying general partner distributions, all of these distributions were from current year operating activities. On an accrual basis, as reflected on the Statements of Partners' Capital, $404 of these distributions were from current year earnings and the remaining $982 was a return of capital.

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

Net cash provided by operating activities for the nine-month periods ended September 30, 2003 and 2002, was $2,415 and $1,439, respectively. The increase of $976, or 68%, is primarily attributable to fluctuations in net earnings
(loss), adjusted for non-cash transactions, gross accounts receivable and accrued damage protection plan costs. Net earnings (loss), adjusted for non-cash transactions, fluctuated primarily due to the increase in rental income and the decrease in direct container expenses. These fluctuations are discussed more fully in "Results of Operations." The decrease in gross accounts receivable of $54 during the nine-month period ended September 30, 2003 was primarily due to the decrease in the average collection period of accounts receivable, offset by the increase in rental income. The increase in gross accounts receivable of $1 during the comparable period in 2002 was primarily due to the increase in the average collection period of accounts receivable, offset by the decrease in rental income. The increase in accrued damage protection plan costs during the nine-month period ended September 30, 2003 was primarily due to an increase in the number of units covered under the plan.

At  September  30,  2003,  the   Partnership  had  no  commitments  to  purchase
containers.

For the nine-month periods ended September 30, 2003 and 2002, net cash used in investing activities (the purchase and sale of containers) was $368 and $166, respectively. Net cash used in investing activities increased $202 due to the increase in cash used for container purchases and the decrease in proceeds from container sales. Cash used for container purchases increased during the nine-month period September 30, 2003 primarily due to an increase in the number of containers purchased and paid for. Proceeds from container sales decreased due to decreases in the average sales price received on container sales and in the number of containers sold. Most of the containers sold were damaged, however some containers were not damaged, but were sold in low demand locations. Until demand for containers improves in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations rather than incur the expense of repositioning them. The number of containers sold, both in low demand locations and elsewhere, as well as the average sales prices, will affect how much the Partnership can reinvest in new containers.

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

Results of Operations

The Partnership's income (loss) from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the nine-month periods ended September 30, 2003 and 2002, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:


                                                         2003             2002
                                                         ----             ----

        Beginning container fleet...............       11,713           11,633
        Ending container fleet..................       12,079           11,727
        Average container fleet.................       11,896           11,680

As noted above, when containers are sold, sales proceeds are not likely to be sufficient to replace all of the containers sold, which is likely to result in a trend towards a smaller average container fleet. Other factors related to the Partnership's ability to reinvest funds in new containers are discussed above in "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 85% and 65% during the nine-month periods ended September 30, 2003 and 2002, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At September 30, 2003 and 2002, utilization was 85% and 80%, respectively, and the Partnership's off-lease containers (in units) were in the following locations:

                                                      2003             2002
                                                      ----             ----

         Americas                                      610              940
         Europe                                        341              684
         Asia                                          837              595
         Other                                          57               80
                                                     -----            -----

             Total off-lease containers              1,845            2,299
                                                     =====            =====

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate for the Partnership's containers decreased 9% between the periods. Average rental rates declined primarily due to the decline in long term lease rates. The decline in average rental rates under master leases between the periods was minor. The majority of the Partnership's rental income was generated from leasing of the Partnership's containers under master operating leases, but in the past several years an increasing percentage of the Partnership's containers have been on lease under long term leases. At September 30, 2003 and 2002, 50% and 43%, respectively, of the Partnership's on-lease containers were on lease under long term leases. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 2003 and 2002.

The Partnership's income (loss) from operations for the nine-month periods ended September 30, 2003 and 2002 was $551 and ($211), respectively, on rental income of $4,043 and $3,259, respectively. The increase in rental income of $784, or 24%, from the nine-month period ended September 30, 2002 to the same period in 2003 was attributable to the increases in container rental income and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, increased $668, or 24%, primarily due to the increase in the average on-hire utilization of 31%, offset by the decrease in average rental rates of 9%.

Beginning in March 2002, utilization began to improve and improved steadily through the end of 2002. Utilization declined slightly in the first quarter of 2003, which is traditionally a slow period for container demand, improved during the second quarter and was stable in the third quarter of 2003. Utilization has remained relatively strong due to a large volume of export cargo out of Asia, a larger percentage of containers under long term lease and efforts by the General Partners to reduce the quantities of containers that can be redelivered in low demand locations. However, rental rates continued to slowly decline primarily due to low new container prices, low interest rates and low rates offered by competitors. The General Partners are cautiously optimistic that current utilization levels can be maintained during the next several months. However, the General Partners caution that market conditions could deteriorate again due to global economic and political conditions. Demand for leased containers could therefore weaken again and result in a decrease in utilization and further declines in lease rates and container sale prices, adversely affecting the Partnership's operating results.

Although demand for leased containers has improved, the trade imbalance between Asia and the Americas continues. As a result, a large portion of the
Partnership's off-lease containers are located in low demand locations in the Americas as detailed in the above chart. For these and other off-lease containers, the Partnership determines whether these containers should be sold or held for continued use. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. Although the majority of the containers sold were damaged containers, the Partnership sold some undamaged containers located in the lower demand locations.

New container prices steadily declined from 1995 through 1999 and have remained low through 2003. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the nine-month periods ended September 30, 2003 and 2002. However, other Partnerships managed by the General Partners have recorded write-downs and losses on certain older containers. Many of these containers have been located in low demand locations. There have been no such losses or write-downs recorded by the Partnership primarily due to the young age of the Partnership's container fleet. As noted above, sales by the Partnership in these low demand locations have been generally limited to damaged containers. However, as the container fleet ages, the Partnership may incur losses and/or write-downs on the sale of its older containers located in low demand locations, if existing market conditions continue. The Partnership will continue to evaluate whether write-downs are necessary for its container rental equipment.

Additionally, current market conditions have caused a decline in the economic value of used containers. The average sales prices for containers sold by TEM on behalf of the Partnership as well as other container owners have decreased in recent years. The decrease was primarily due to a surplus of used containers available for sale. In 2003, the value of used containers appears to have stabilized and the fluctuations in average sales prices during 2003 are primarily a function of the type of container sold and the location of the container.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine-month period ended September 30, 2003, other rental income was $560, an increase of $116 from the equivalent period in 2002. The increase was primarily due to increases in location and DPP income of $97 and $67, respectively, offset by a decrease in handling income of $56. Location income increased primarily due to the increase in charges to one lessee who required containers to be delivered to specific locations. DPP income increased primarily due to the increase in the number of containers covered under DPP. Handling income decreased primarily due to a decline in container movement.

Direct container expenses decreased $87, or 7%, from the nine-month period ended September 30, 2002 to the same period in 2003. The decrease was primarily due to the decrease in storage expense of $363, offset by the increase in repositioning expense of $275. Storage expense decreased due to the increase in utilization noted above and the decrease in the average storage cost per container. Repositioning expense increased due to an increase in the average repositioning costs due to (i) expensive repositioning moves related to one lessee who required containers to be delivered to certain locations as discussed above and
(ii) longer average repositioning moves. This increase was partially offset by the decline in the number of containers repositioned between the periods.

Bad debt expense was $31 and $18 for the nine-month periods ended September 30, 2003 and 2002, respectively. Fluctuations in bad debt expense reflect the adjustment to the bad debt reserve, after deductions have been taken against the reserve, and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The expenses recorded during the nine-month periods ended September 30, 2002 and 2003 reflect higher reserve estimates, after deductions had been taken against the reserve, from December 31, 2001 and 2002.

Depreciation expense increased $115, or 7%, from the nine-month period ended September 30, 2002 to the comparable period in 2003. The increase was primarily due to an increase in the depreciation rate as a result of the Partnership revising its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value effective July 1, 2002. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

Management fees to affiliates increased $56, or 19%, from the nine-month period ended September 30, 2002 to the comparable period in 2003. The increase was due to an increase in equipment management fees, which increased due to the increase in rental income, upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital were $64 for both nine-month periods ended September 30, 2003 and 2002.

General and administrative costs to affiliates increased $10, or 5%, from the nine-month period ended September 30, 2002 to the same period in 2003. The increase was primarily due to an increase in the allocation of overhead costs from TEM.

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

Other general and administrative costs decreased $44 from the nine-month period ended September 30, 2002 to the same period in 2003. The decrease was primarily due to decreases in other service fees between the periods.

Gain (loss) on sale of containers was $1 and ($6) during the nine-month periods ended September 30, 2003 and 2002, respectively.

Net earnings/(loss) per limited partnership unit fluctuated from a loss of $0.19 during the nine-month period ended September 30, 2002 to earnings of $0.22 during the same period in 2003, respectively, reflecting the fluctuation in net earnings/(loss) allocated to limited partners from a loss of $357 to earnings of $404 respectively. The allocation of net earnings/(loss) for the nine-month periods ended September 30, 2003 and 2002 included special allocations of gross income to the General Partners of $99 and $171, respectively, in accordance with the Partnership Agreement.

The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 2003 and 2002.

The Partnership's income from operations for the three-month periods ending September 30, 2003 and 2002 was $126 and $27, respectively, on rental income of $1,317 and $1,205, respectively. The increase in rental income of $112, or 9%, from the three-month period ended September 30, 2002 to the same period in 2003 was attributable to the increase in container rental income, offset by a decrease in other rental income. Income from container rentals increased $131, or 13%, primarily due to the increase in the average on-hire utilization of 15%, offset by the decrease in average rental rates of 5%.

Other rental income was $151 for the three-month period ended September 30, 2003, a decrease of $19 from the equivalent period in 2002. The decrease was primarily due to decreases in handling and location income of $31 and $20, respectively, offset by an increase in DPP income of $31. Handling income decreased primarily due to the decrease in container movement. Location income decreased primarily due to the increase in credits granted to lessees for picking up containers at certain locations. DPP income increased primarily due to an increase in the number of containers covered under DPP.

Direct container expenses increased $24, or 6%, from the three-month period ended September 30, 2002 to the equivalent period in 2003, primarily due to the increase in repositioning expense of $104, offset by the decrease in storage expense of $75. Repositioning expense increased due to an increase in the average repositioning costs due to longer average repositioning moves and an increase in the number of containers repositioned. Storage expense decreased due to the increase in utilization noted above and a decrease in the average storage cost per container.

Bad debt expense was $18 and $9 for the three-month periods ended September 30, 2003 and 2002, respectively. The expenses recorded during the three-month periods ended September 30, 2003 and 2002 reflect higher reserve estimates, after deductions had been taken against the reserve, from June 30, 2003 and 2002.

Depreciation expense was comparable at $584 and $583 during the three-month periods ended September 30, 2003 and 2002.

Management fees to affiliates increased $8, or 8%, from the three-month period ended September 30, 2002 to the comparable period in 2003 due to an increase in equipment management fees. Equipment management fees increased due to the increase in rental income, upon which equipment management fees are primarily based and were 7% of rental income for both periods.

General and administrative costs to affiliates increased $7, or 12%, from the three-month period ended September 30, 2002 to the same period in 2003. The increase was primarily due to increases in the allocation of overhead costs from TEM and TCC.

Other general and administrative costs decreased $14 from the three-month period ended September 30, 2002 to the same period in 2003. The decrease was primarily due to decreases in other service fees between the periods.

Gain (loss) on sale of containers was $3 and ($9) during the three-month periods ended September 30, 2003 and 2002, respectively.

Net earnings/(loss) per limited partnership unit fluctuated from a loss of $0.01 for the three-month period ended September 30, 2002 to earnings of $0.04 for the same period in 2003, reflecting the fluctuation in net earnings/(loss) allocated to limited partners from a loss of $22 to earnings of $78, respectively. The allocation of net earnings (loss) included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

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

The foregoing includes forward-looking statements and predictions about possible or future events, results of operations and financial condition. These statements and predictions may prove to be inaccurate, because of the assumptions made by the Partnership or the General Partners or the actual development of future events. No assurance can be given that any of these forward-looking statements or predictions will ultimately prove to be correct or even substantially correct. The risks and uncertainties in these forward-looking statements include, but are not limited to, changes in demand for leased containers, changes in global business conditions and their effect on world trade, future modifications in the way in which the Partnership's lessees conduct their business or of the profitability of their business, increases or decreases in new container prices or the availability of financing for them, alterations in the costs of maintaining and repairing used containers, increases in competition, changes in the Partnership's ability to maintain insurance for its containers and its operations, the effects of political conditions on worldwide shipping and demand for global trade or of other general business and economic cycles on the Partnership, as well as other risks detailed herein and from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership does not undertake any obligation to update forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Inapplicable.

Item 4.  Controls and Procedures.

Based on an evaluation of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934), the managing general partner's principal executive officer and principal financial officer have found those controls and procedures to be effective as of the end of the period covered by the report. There has been no change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter, and which has materially affected, or is reasonably likely materially to affect, the Partnership's internal control over financial reporting.


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


Date:  November 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



________________________                 Chief Financial Officer, Senior                November 12, 2003
Ernest J. Furtado                        Vice President and Secretary





________________________                 President                                      November 12, 2003
John A. Maccarone



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


                                        TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                                        A California Limited Partnership

                                        By Textainer Capital Corporation
                                        The Managing General Partner



                                        By /s/Ernest J. Furtado
                                           _____________________________________
                                           Ernest J. Furtado
                                           Chief Financial Officer


Date:  November 12, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date



/s/Ernest J. Furtado
_________________________________           Chief Financial Officer, Senior                November 12, 2003
Ernest J. Furtado                           Vice President and Secretary




/s/John A. Maccarone
_________________________________           President                                      November 12, 2003
John A. Maccarone

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

November 12, 2003

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

November 12, 2003

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

                                  EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund VI, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended September 30, 2003, as filed on November 12, 2003 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Capital Corporation ("TCC") and Principal Executive Officer of TCC, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



November 12, 2003



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

                                  EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund VI, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended September 30, 2003, as filed on November 12, 2003 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Capital Corporation ("TCC") and Principal Financial and Accounting Officer of TCC, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



November 12, 2003



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