Form 10-Q
period 2004-03-31
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 2004-05-13
CIK 1003638

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 12, 2004


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 2004.

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


                  For the quarterly period ended March 31, 2004


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

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2004

Table of Contents
-------------------------------------------------------------------------------------------------------------------



                                                                                                             Page

Part I   Financial Information

    Item 1.    Financial Statements (unaudited)

          Balance Sheets - March 31, 2004
          and December 31, 2003.............................................................................    3


          Statements of Earnings for the three months
          ended March 31, 2004 and 2003.....................................................................    4


          Statements of Partners' Capital for the three months
          ended March 31, 2004 and 2003.....................................................................    5


          Statements of Cash Flows for the three months
          ended March 31, 2004 and 2003.....................................................................    6


          Notes to Financial Statements.....................................................................    8


    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................................................   12


    Item 3.    Quantitative and Qualitative Disclosures about Market Risk...................................   21


    Item 4.    Controls and Procedures......................................................................   21


Part II  Other Information


    Item 6.    Exhibits and Reports on Form 8K..............................................................   22



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Balance Sheets

March 31, 2004 and December 31, 2003
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                               2004                   2003
                                                                         ----------------       ----------------
Assets
Container rental equipment, net of accumulated
   depreciation of $16,615 (2003:  $16,055) (note 4)                     $        19,409        $        20,069
Cash                                                                                 843                    732
Accounts receivable, net of allowance
   for doubtful accounts of $82 (2003:  $68)                                       1,018                  1,030
Due from affiliates, net (note 2)                                                    146                    124
Prepaid expenses                                                                       9                     15
                                                                         ----------------       ----------------

                                                                         $        21,425        $        21,970
                                                                         ================       ================
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $           161        $           128
   Accrued liabilities                                                               121                    184
   Accrued damage protection plan costs                                              153                    147
   Deferred quarterly distributions                                                   24                     23
   Deferred damage protection plan revenue                                           114                    114
   Deferred repair costs                                                              32                     24
   Container purchases payable                                                        72                    266
                                                                         ----------------       ----------------

          Total liabilities                                                          677                    886
                                                                         ----------------       ----------------

Partners' capital:
   General partners                                                                    -                      -
   Limited partners                                                               20,748                 21,084
                                                                         ----------------       ----------------

          Total partners' capital                                                 20,748                 21,084
                                                                         ----------------       ----------------


                                                                         $        21,425        $        21,970
                                                                         ================       ================


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Earnings

For the three months ended March 31, 2004 and 2003
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
-------------------------------------------------------------------------------------------------------


                                                                      2004                   2003
                                                               -----------------      -----------------
Rental income                                                  $          1,391       $          1,409
                                                               -----------------      -----------------
Costs and expenses:
    Direct container expenses                                               385                    354
    Bad debt expense (benefit)                                               15                     (8)
    Depreciation (note 4)                                                   609                    580
    Professional fees                                                         6                      2
    Management fees to affiliates (note 2)                                  119                    120
    General and administrative costs to affiliates (note 2)                  67                     68
    Other general and administrative costs                                    8                      8
    Loss (gain) on sale of containers, net                                    6                     (4)
                                                               -----------------      -----------------

                                                                          1,215                  1,120
                                                               -----------------      -----------------

    Income from operations                                                  176                    289
                                                               -----------------      -----------------

    Interest income                                                           1                      2
                                                               -----------------      -----------------

    Net earnings                                               $            177       $            291
                                                               =================      =================

Allocation of net earnings (note 2):
    General partners                                           $             51       $             51
    Limited partners                                                        126                    240
                                                               -----------------      -----------------

                                                               $            177       $            291
                                                               =================      =================

Limited partners' per unit share of
    net earnings                                               $           0.07       $           0.13
                                                               =================      =================

Limited partners' per unit share
    of distributions                                           $           0.25       $           0.25
                                                               =================      =================

Weighted average number of limited
    partnership units outstanding                                     1,848,397              1,848,397
                                                               =================      =================

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the three months ended March 31, 2004 and 2003
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------

                                                                                      Partners' Capital
                                                                --------------------------------------------------------------
                                                                    General                Limited                  Total
                                                                ---------------        ---------------         ---------------
Balances at January 1, 2003                                     $            -         $       22,228          $       22,228

Distributions                                                              (51)                  (462)                   (513)

Net earnings                                                                51                    240                     291
                                                                ---------------        ---------------         ---------------

Balances at March 31, 2003                                      $            -         $       22,006          $       22,006
                                                                ===============        ===============         ===============

Balances at January 1, 2004                                     $            -         $       21,084          $       21,084

Distributions                                                              (51)                  (462)                   (513)

Net earnings                                                                51                    126                     177
                                                                ---------------        ---------------         ---------------

Balances at March 31, 2004                                      $            -         $       20,748          $       20,748
                                                                ===============        ===============         ===============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the three months ended March 31, 2004 and 2003
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                             2004                    2003
                                                                       ----------------        ----------------
Cash flows from operating activities:
   Net earnings                                                        $           177         $           291
   Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation (note 4)                                                     609                     580
         Increase (decrease) in allowance for doubtful accounts                     14                     (11)
         Loss (gain) on sale of containers                                           6                      (4)
         (Increase) decrease in assets:
             Accounts receivable                                                     -                    (131)
             Due from affiliates, net                                              (25)                    (77)
             Prepaid expenses                                                        6                       4
         Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                              (30)                     12
             Deferred repair costs                                                   8                       1
             Accrued damage protection plan costs                                    6                       3
                                                                       ----------------        ----------------

             Net cash provided by operating activities                             771                     668
                                                                       ----------------        ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                 52                      24
   Container purchases                                                            (200)                      -
                                                                       ----------------        ----------------

             Net cash (used in) provided by investing activities                  (148)                     24
                                                                       ----------------        ----------------

Cash flows from financing activities:
   Distributions to partners                                                      (512)                   (513)
                                                                       ----------------        ----------------

             Net cash used in financing activities                                (512)                   (513)
                                                                       ----------------        ----------------

Net increase in cash                                                               111                     179

Cash at beginning of period                                                        732                     506
                                                                       ----------------        ----------------

Cash at end of period                                                  $           843         $           685
                                                                       ================        ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Cash Flows--Continued

For the three months ended March 31, 2004 and 2003
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received by the Partnership as of March 31, 2004 and 2003, and December 31, 2003 and 2002, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash
Flows for the three-month periods ended March 31, 2004 and 2003.

                                                                   Mar. 31        Dec. 31        Mar. 31        Dec. 31
                                                                     2004           2003           2003           2002
                                                                 -----------    -----------    -----------    -----------
Container purchases included in:
     Container purchases payable.......................               $72           $266           $234            $ -

Distributions to partners included in:
     Due to affiliates.................................                17             17             17             17
     Deferred quarterly distributions..................                24             23             23             23

Proceeds from sale of containers included in:
     Due from affiliates...............................                24             27             17              8

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2004 and 2003.

                                                                                                   2004           2003
                                                                                                   ----           ----

Container purchases recorded.......................................                                $  6           $234
Container purchases paid...........................................                                 200              -

Distributions to partners declared.................................                                 513            513
Distributions to partners paid.....................................                                 512            513

Proceeds from sale of containers recorded..........................                                  49             33
Proceeds from sale of containers received..........................                                  52             24

The Partnership may enter into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable. The carrying values of containers transferred during the three-month period ended
March 31, 2004 was $2. There were no containers transferred during the three-month period ended March 31, 2003.


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three months ended March 31, 2004 and 2003
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

     Textainer Equipment Income Fund VI, L.P. (the Partnership), a California limited partnership with a maximum life of 21 years, was formed in 1995. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 2004 and December 31, 2003, and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 2004 and 2003, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's annual audited financial statements as of and for the year ended December 31, 2003, in the Annual Report filed on Form 10-K.

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

     The Partnership depreciates its container rental equipment based on certain estimates related to the container's useful life and salvage value. Additionally the Partnership writes down the value of its containers if an evaluation indicates that the recorded amounts of containers are not recoverable based on estimated future undiscounted cash flows and sales prices. These estimates are based upon historical useful lives of containers and container sale prices as well as assumptions about future demand for leased containers and estimated sales prices.

     Certain reclassifications, not affecting net earnings, have been made to prior year amounts in order to conform to the 2004 financial statement presentation.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $21 of incentive management fees during both the three-month periods ended March 31, 2004 and 2003. No equipment liquidation fees were incurred during these periods.

     The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in the amount due from affiliates, net at March 31, 2004 and December 31, 2003.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $98 and $99 for the three-month periods ended March 31, 2004 and 2003, respectively.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership during the three-month periods ended March 31, 2004 and 2003 were as follows:

                                                       2004         2003
                                                       ----         ----

               Salaries                                 $43          $37
               Other                                     24           31
                                                         --           --
                 Total general and
                    administrative costs                $67          $68
                                                         ==           ==

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs either based on the ratio of the Partnership's investors to the total number of investors of all limited partnerships managed by TCC or equally among all the limited partnerships managed by TCC. The General Partners allocated the following general and administrative costs to the Partnership during the three-month periods ended March 31, 2004 and 2003:

                                                       2004         2003
                                                       ----         ----

               TEM                                      $56          $59
               TCC                                       11            9
                                                         --           --
                 Total general and
                    administrative costs                $67          $68
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

     At March 31, 2004 and December 31, 2003, due from affiliates, net is comprised of:

                                                          2004        2003
                                                          ----        ----
           Due from affiliates:
                    Due from TEM...................       $195        $149
                                                           ---         ---

           Due to affiliates:
                    Due to TCC.....................         32           8
                    Due to TL......................         17          17
                                                           ---         ---
                                                            49          25
                                                           ---         ---

               Due from affiliates, net                   $146        $124
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

Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at March 31, 2004 and 2003:

                                                         2004         2003
                                                         ----         ----

              On-lease under master leases              5,473        5,805
              On-lease under long-term leases           5,334        4,155
                                                       ------        -----

                  Total on-lease containers            10,807        9,960
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

Note 4.  Container Rental Equipment

     The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the three-month periods ended March 31, 2004 and 2003.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 2004 and 2003. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Textainer Capital Corporation (TCC) is the Managing General Partner of the Partnership. Textainer Equipment Management Limited (TEM) and Textainer Limited
(TL) are Associate General Partners of the Partnership. The General Partners manage and control the affairs of the Partnership.

Introduction

The Partnership is a finite-life entity whose principal business is to own a fleet of containers for lease to the international shipping industry. The Partnership's revenues come primarily from the rental income generated by leased containers and, to a smaller extent, from services related to rental income, such as handling charges paid by lessees. The Partnership's revenues are, therefore, dependent on demand for leased containers. Demand for leased containers drives not only the percentage of the Partnership's containers that are on lease (utilization), but also, to a certain extent, the rental rates the Partnership can charge under its leases. When demand declines, utilization falls, and the Partnership has fewer containers on lease, often earning less revenue, and more containers off-lease incurring storage expense. In times of reduced demand, then, the Partnership has higher expenses and may have to reduce revenues further by offering lessees incentives such as free rental periods or credits. Conversely, in times of increased demand, rental revenues increase because the Partnership has more containers on lease, rental rates sometimes rise, and expenses will drop because the Partnership no longer incurs as many charges to store or reposition off-lease containers. The General Partners try at all times to take advantage of the opportunities created by different levels of demand for leased containers, either by changing services, lease terms or lease rates offered to customers or by concentrating on different geographic markets.

Demand for containers is driven by many factors, including the overall volume of worldwide shipping, the number of containers manufactured, the number of containers available for lease in specific locations and the capacity of the worldwide shipping industry to transport containers on its existing ships. Since many of the Partnership's customers are shipping lines that also own their own containers, the price and availability of new containers directly affects demand for leased containers. If shipping lines have the cash or financing to buy containers and find that alternative attractive, demand for leased containers will fall. Current demand and related market conditions for containers are discussed below under "Results of Operations: Current Market Conditions for Leased Containers." Competition for shipping lines' business has increased in recent years due to operational consolidations among shipping lines and the entry of new leasing companies that compete with entities like the Partnership. This competition has generally driven down rental rates and allowed shipping lines to obtain other favorable lease terms.

The Partnership also recognizes gains and losses from the sale of its containers. Containers are generally sold either at the end of their useful life, or when an economic analysis indicates that it would be more profitable to sell a container rather than to continue to own it. An example of the latter would be when re-leasing a container might be relatively expensive, either because of expenses required to repair the container or to reposition the container to a location where the container could be readily leased.

The Partnership's containers are primarily sold to wholesalers who subsequently sell to buyers such as mini-storage operators, construction companies, farmers and other non-marine users. Additionally, if a container is lost or completely damaged by a lessee, the Partnership receives proceeds from the lessee for the value of the container. The Partnership counts these transactions as sales, as well as the more traditional sales to wholesalers. Generally, since 1998, used container prices have declined, causing the Partnership to realize less from the sale of its used containers. Used container sales prices stabilized in 2002 and 2003 and sales prices for certain types of containers have increased slightly in the first part of 2004.

The Partnership's operations and financial results are also affected by the price of new containers. The price for new containers fell from 1995 through 2003. This decrease significantly depressed rental rates. This decrease has worked to the Partnership's advantage though, when, from time to time, the Partnership has bought new containers. New containers are bought primarily with a portion of the proceeds received from the sale of containers and a portion of cash provided by operations. In the discussion below, this process is referred to as reinvestment in containers.

Generally, reinvestment in containers replaces some, but not all, of the containers sold by the Partnership. Therefore, over time, the Partnership's container fleet shrinks, and rental revenues decrease, because there are fewer containers available for lease.

During 2004 the price of new containers has increased significantly. The increase in new container prices and its effect on demand is discussed below under "Results of Operations: Current Market Conditions for Leased Containers."

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

Cash from Operations

Net cash provided by operating activities for the three-month periods ended March 31, 2004 and 2003, was $771 and $668, respectively. The increase of $103, or 15%, was primarily due to fluctuations in accounts receivable and due from affiliates, net and were partially, offset by the decline in net earnings, adjusted for non-cash transactions. Gross accounts receivable were comparable at December 31, 2003 and March 31, 2004. The increase in gross accounts receivable of $131 during the same period in 2003 was primarily due to the increase in rental income. Fluctuations in due from affiliates, net, resulted from timing differences in the payment of expenses and fees and the remittance of net rental revenues, as well as fluctuations in these amounts. Net earnings, adjusted for non-cash transactions, decreased primarily due to an increase in direct container expenses and a decrease in rental income. Direct container expenses and rental income are discussed more fully below under "Results of Operations."

Cash from Sale of Containers

Current Uses: For the three-month periods ended March 31, 2004 and 2003, cash provided by investing activities (the sale of containers) was $52 and $24, respectively. The increase was due to the Partnership selling more containers during the three-month period ended March 31, 2004 than in the same period in 2003. The increase was partially offset by a lower average sales price received on container sales. The Partnership decides to sell a container when it comes off-lease, and an analysis indicates that the container should be sold. Fluctuations between periods in the number of containers sold and in the sales price reflect the age and condition of containers coming off-lease, the geographic market in which they come off-lease, and other related market conditions. Fluctuations in sales price between the periods can also be affected by the number of containers bought by lessees, who reimburse the Partnership for any containers that are lost or completely damaged beyond repair. These reimbursement amounts are frequently higher than the average sales price for a container sold in the open market when it comes off-lease. See "Effect of Container Sales on Future Cash Flows and Container Fleet" below.

Effect of Market Conditions: Market conditions can affect the Partnership's decision to sell an off-lease container. If demand for leased containers is low, the Partnership is more likely to sell a container rather than incur the cost to reposition the container to a location where it can be released. If demand is strong, the Partnership is less likely to identify the container as for sale, as it is anticipated that the container can be released in its current location or repositioned to another location where demand is high. The strong utilization in the first quarter of 2004 and recent increases in demand have resulted in fewer containers being identified for sale. Some of the market conditions affecting the sale of containers are discussed below under "Comparative Results of Operations." In general, the decline in the number of containers identified for sale has caused the average sales price of used containers to increase slightly in the first quarter of 2004 with respect to the sale of off-lease containers in certain geographic markets.

Effect of Container Sales on Future Cash Flows and Container Fleet: To date, a significant amount of the containers sold have been containers that have been lost or completely damaged by lessees. The sales price received on these containers is based on the container's book value. These sales prices are higher than the sales prices received for off-lease containers. The number of off-lease containers sold has been limited because of the young age of the Partnership's fleet. As the fleet ages, the Partnership expects the average sales price received for its containers to decrease, as the number of off-lease containers sold increases. In addition, to the extent off-lease containers are sold in low demand locations, these sales may further depress the average sales price. See "Sale of Containers in Low Demand Locations" below. The decline in average sales price will leave smaller amounts available for reinvestment, which will be one of the factors reducing the Partnership's fleet size in the future.

Uses of Cash

Cash from operations is primarily used to pay distributions to partners. Cash from operations may also be used to purchase containers. The amount of cash from operations available to reinvest in additional containers is dependent on (i) operating results and timing of payments made and received; (ii) the amount of distributions paid to partners and (iii) working capital. The amounts of distributions and working capital are subject to the General Partners' authority to set these amounts as provided in the Partnership Agreement.

Another source of funds for the purchase of new containers (or reinvestment) is the proceeds from the sale of the Partnership's containers. The number of containers sold and the average sales price affect how much the Partnership can reinvest in new containers using these proceeds.

The Partnership is also authorized to redeem units from limited partners, subject to the Managing General Partner's discretion. Redemptions would most likely be paid out of cash from operations, although since inception, the Partnership has not redeemed any units.

These activities are discussed in detail below.

Distributions: Limited partners are currently receiving monthly distributions in an annualized amount equal to 5% of their original investment. During the three-month period ended March 31, 2004, the Partnership declared cash distributions to limited partners pertaining to the period from December 2003 through February 2004 in the amount of $462, which represented $0.25 per unit. On a cash basis, as reflected on the Statements of Cash Flows, after paying general partner distributions, all of these distributions were from current year operating activities. On an accrual basis, as reflected on the Statements of Partners' Capital, $126 of these distributions were from current year earnings and $336 was a return of capital.

Capital Commitments:  Container purchases

For the three-month period ended March 31, 2004, net cash used in investing activities (the purchase of containers) was $200. There was no cash used in investing activities for the comparable period in 2003. Although the Partnership purchased more containers during the three-month period ended March 31, 2003 compared to the same period in 2004, it had not yet paid for the containers as of March 31, 2003. Fluctuations between the periods in the number of containers purchased reflect (i) the amount of cash available to purchase containers; (ii) demand for leasing new containers; (iii) the type of container purchased and
(iv) the purchase price of the container.

At March 31, 2004, the Partnership had no commitments to purchase containers.

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

Size of Container Fleet

The following is a summary of the container fleet (in units) available for lease during the three-month periods ended March 31, 2004 and 2003:

                                                               2004        2003
                                                               ----        ----

                 Beginning container fleet...............     12,282      11,713
                 Ending container fleet..................     12,240      11,825
                 Average container fleet.................     12,261      11,769

The average container fleet increased 4% from the three-month period ended March 31, 2003 to the same period in 2004.

Utilization

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 85% and 83% on average during the three-month periods ended March 31, 2004 and 2003, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At March 31, 2004 and 2003, utilization was 88% and 84%, respectively, and the Partnership's off-lease containers (in units) were located in the following locations:

                                                    2004           2003
                                                    ----           ----

         Americas                                    470            843
         Europe                                      276            496
         Asia                                        641            458
         Other                                        46             68
                                                   -----          -----
         Total off-lease containers                1,433          1,865
                                                   =====          =====


Rental Rates

In addition to utilization, rental income is affected by daily rental rates. Daily rental rates are different under different lease types. The two primary lease types for the Partnership's containers are long term leases and master leases. The average daily rental rate for the Partnership's containers decreased 4% from the three-month period ended March 31, 2003 compared to the same period in 2004, primarily due to the decline in long term lease rates. Average rental rates under master leases between the periods increased slightly. The majority of the Partnership's rental income was generated from master leases, but in the past several years an increasing percentage of the Partnership's containers have been on lease under long term leases. At March 31, 2004 and 2003, 49% and 42%, respectively, of the Partnership's on-lease containers were on lease under long term leases. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

Comparative Results of Operations

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 2004 and 2003:


                                                    2004            2003
                                                    ----            ----

        Income  from operations                   $  176          $  289
        Rental income                             $1,391          $1,409
        Percent change from previous year in
           Utilization                               2%             41%
           Average container fleet size              4%              1%
           Average rental rates                     (4%)           (13%)

The Partnership's rental income decreased $18, or 1%, from the three-month period ended March 31, 2003 to the comparable period in 2004. The decrease was attributable to a decrease in other rental income, which is discussed below. Income from container rentals, the major component of total revenue, increased $22, or 2%, from the three-month period ended March 31, 2003 to the same period in 2004 primarily due to the increases in average fleet size and utilization, offset by a decline in average rental rates as detailed in the above table.

Current Market Conditions for Leased Containers: Utilization was stable for most of 2003 and demand remained strong during the first quarter of 2004. Beginning in 2004, a worldwide steel shortage caused significant increases in new container prices and limited the number of new containers being built. As a result, demand for leased containers increased further beginning in March and has remained strong through the beginning of May. Additionally, the recent increases in new container prices have caused lease rates to stabilize and even increase for new long term leases. The General Partners are cautiously optimistic that current utilization levels can be maintained during the next several months. However, the General Partners caution that market conditions could deteriorate again due to global economic and political conditions. Demand for leased containers could therefore weaken again and result in decreases in utilization, lease rates and container sale prices, adversely affecting the Partnership's operating results.

Sale of Containers in Lower Demand Locations: Despite the increase in demand, areas of lower demand for containers still exist due to a continuing trade imbalance between Asia and the Americas and Europe. However, the number of off-lease containers in these low demand locations has decreased, as lessees have returned fewer containers to these lower demand locations and have also leased containers from some of these locations. In recent years, market conditions in these low demand locations have driven a small number of sales of off-lease containers. These sales resulted from the high cost of repositioning containers from these areas. Before incurring high repositioning costs, the Partnership generally weighs those costs against the expected future rental stream from a container. If the repositioning costs are too high when compared to the anticipated future rental revenues, the container will be identified for sale, rather than repositioned. Older containers, in particular, have been identified as for sale in low demand locations because their expected future rental stream is reduced by their shorter remaining marine life and by the shipping lines' preference for newer containers. Since older containers were the most likely containers to be sold in low demand locations, the relatively young age of the Partnership's fleet limited the number of sales in these areas. The aging of the Partnership's fleet may mean, however, that limited sales of off-lease containers will continue in low demand locations, despite the improved conditions in these areas. The number of the Partnership's off-lease containers in the Americas and Europe, where most of these lower demand locations occur, is detailed above in "Utilization."

Other Income and Expenses

The following is a discussion of other income earned and expenses incurred by the Partnership:

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

For the three-month period ended March 31, 2004, other rental income was $225, a decrease of $40 from the equivalent period in 2003. The decrease in other rental income was primarily due to the decrease in location income of $59, offset by an increase in DPP income of $22.

Direct Container Expenses

Direct container expenses increased $31, or 9%, from the three-month period ended March 31, 2003 to the equivalent period in 2004. The increase was primarily due to increases in DPP, insurance and storage expenses of $13, $12 and $8, respectively, offset by a decrease in repositioning expense of $15.

The increase in DPP expense was primarily due to the increase in the number of containers covered under DPP. The increase in insurance expense was due to a premium credit received and recorded during the three-month period ended March 31, 2003. Storage expense increased due to an increase in the average storage cost per container, offset by an increase in utilization noted above. Repositioning expense decreased due to a decrease in the average repositioning costs, partially offset by an increase in the number of containers repositioned between the periods.

Bad Debt Expense or Benefit

Bad debt expense  (benefit) was $15 and ($8) for the  three-month  periods ended
March 31, 2004 and 2003, respectively. Fluctuations in bad debt expense (benefit) reflect the adjustments to the bad debt reserve, after deductions have been taken against the reserve, and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. See "Critical Accounting Policies and Estimates" below. The expense recorded during the three-month period ended March 31, 2004 reflects a higher reserve estimate, after deductions had been taken against the reserve, from December 31, 2003. The benefit recorded during the three-month period ended March 31, 2003 reflects a lower reserve estimate, after deductions had been taken against the reserve, from December 31, 2002.

Depreciation Expense

The increase in depreciation expense of $29, or 5%, from the three-month period ended March 31, 2003 to the same period in 2004 was primarily due to the increase in average fleet size between the periods. For a discussion of the Partnership's depreciation policy, see "Critical Accounting Policies and
Estimates: Container Depreciation Estimates."

Gain and Loss on Sale of Containers

Gain (loss) on the sale of containers for the three-month periods ended March 31, 2004 and 2003 was ($6) and $4, respectively. The average sales price received for container sales declined from the three-month period ended March 31, 2003 to the same period in 2004. As discussed above under "Liquidity and Capital Resources," the Partnership does expect the average sales price for containers sold to decline in the future, due to (i) the sale of a higher number of off-lease containers, as opposed to on-lease containers for which the lessee has reimbursed the Partnership; and (ii) the continued sale of containers in low demand locations. Both of these factors are related to the aging of the Partnership's fleet. In general, though, after declining for the past several years, container sales prices appear to have stabilized, and have increased slightly in 2004 with respect to the sale of off-lease containers in certain geographic markets.

As noted above, the price for new containers decreased from 1995 through 2003. As a result, for containers purchased during these years, the Partnership may incur write-downs on containers and/or may incur losses on the sale of containers when containers are identified for sale or if container sales prices decline. To date, the Partnership has not written down any of its containers, but other Partnerships managed by the General Partners have recorded write-downs and losses on certain older containers. Many of these containers have been located in low demand locations. There have been no such write-downs recorded by the Partnership, and recorded losses have been minor, primarily due to the young age of the Partnership's container fleet. However, as the container fleet ages, the Partnership may incur greater losses and/or write-downs, particularly if existing market conditions continue to create low demand locations. See "Critical Accounting Policies and Estimates" below.

Management Fees and General and Administrative Costs

Management fees to affiliates consist of equipment management fees, which are primarily based on rental income, and incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital. The following details these fees for the three-month periods ended March 31, 2004 and 2003:

                                                     2004           2003
                                                     ----           ----

        Equipment management fees                    $ 98           $ 99
        Incentive management fees                      21             21
                                                      ---            ---
          Management fees to affiliates              $119           $120
                                                      ===            ===

Equipment management fees fluctuated based on the fluctuations in rental income and were approximately 7% of rental income for both the three-month periods ended March 31, 2004 and 2003. Incentive management fees were comparable between the periods, as the amount of distributions paid from cash from operations was comparable.

General and administrative costs to affiliates were also comparable at $67 and $68 for the three-month periods ended March 31, 2004 and 2003, respectively.

Other general and administrative costs were $8 during both the three-month periods ended March 31, 2004 and 2003.

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

The Partnership Agreement requires the Partnership to continue to pay these fees and expenses to the General Partners and to reimburse the General Partners for expenses incurred by them and other service providers. For the amount of fees and reimbursements made to the General Partners for the three-month periods ended March 31, 2004 and 2003, see Note 2 to the Financial Statements in Item 1. For the amount of fees and reimbursements made to other service providers, see Other general and administrative expenses in the Statements of Earnings in Item 1.

Net Earnings per Limited Partnership Unit

                                                        2004         2003
                                                        ----         ----
        Net earnings per limited
          partnership unit                             $0.07        $0.13
        Net earnings allocated
          to limited partners                          $ 126        $ 240

Net earnings per limited partnership unit fluctuates based on fluctuations in net earnings allocated to limited partners as detailed above. The allocation of net earnings for the three-month periods ended March 31, 2004 and 2003 included a special allocation of gross income to the General Partners of $34, and $23, respectively, in accordance with the Partnership Agreement.


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

The General Partners have established a Credit Committee, which actively manages and monitors the collection of receivables on at least a monthly basis. This committee establishes credit limits for every lessee and potential lessee of equipment, monitors compliance with these limits, monitors collection activities, follows up on the collection of outstanding accounts, determines which accounts should be written-off and estimates allowances for doubtful accounts. As a result of actively managing these areas, the Partnership's allowance for bad debt as a percentage of accounts receivable has ranged from 5% to 8% and has averaged approximately 6% over the last 5 years. These allowances have historically covered all of the Partnership's bad debts.

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

The Partnership will continue to monitor the recoverability of its containers. If actual market conditions for leased containers are less favorable than those projected, if actual sales prices are lower than those estimated by the Partnership, or if the estimated useful lives of the Partnership's containers are shortened, write-downs may be required and/or losses may be incurred. Any write-downs or losses would adversely affect the Partnership's operating results.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Exchange Rate Risk

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership does pay a small amount of its expenses in various foreign currencies. For the three-month period ended March 31, 2004, approximately 11% of the Partnership's expenses were paid in 15 different foreign currencies. As there are no significant payments made in any one foreign currency, the Partnership does not hedge these expenses.

Item 4.  Controls and Procedures.

Based on an evaluation of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934), the managing general partner's principal executive officer and principal financial officer have found those controls and procedures to be effective as of the end of the period covered by the report. There has been no change in the Partnership's internal control over financial reporting that occurred during the Partnership's last fiscal quarter, and which has materially affected, or is reasonably likely materially to affect, the Partnership's internal control over financial reporting.

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


Date:  May 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



________________________                 Chief Financial Officer, Senior                May 12, 2004
Ernest J. Furtado                        Vice President and Secretary





________________________                 President                                      May 12, 2004
John A. Maccarone



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


Date:  May 12, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date



/s/Ernest J. Furtado
____________________________                Chief Financial Officer, Senior                   May 12, 2004
Ernest J. Furtado                           Vice President and Secretary




/s/John A. Maccarone
____________________________                President                                         May 12, 2004
John A. Maccarone


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

May 12, 2004

                                      /s/ John A. Maccarone
                                      ______________________________________
                                      John A. Maccarone
                                      President and Director of TCC

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

May 12, 2004

                            /s/ Ernest J. Furtado
                            ________________________________________
                            Ernest J. Furtado
                            Chief Financial Officer, Senior Vice President, Secretary and Director of TCC

                                  EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund VI, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 12, 2004 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Capital Corporation ("TCC") and Principal Executive Officer of TCC, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



May 12, 2004



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

                                  EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund VI, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 12, 2004 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Capital Corporation ("TCC") and Principal Financial and Accounting Officer of TCC, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



May 12, 2004



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