Form 10-Q
period 2004-06-30
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 2004-09-16
CIK 1003638

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


September 16, 2004


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 2004.

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


                  For the quarterly period ended June 30, 2004


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

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2004

Table of Contents
-----------------------------------------------------------------------------------------------------------------




                                                                                                             Page

Part I   Financial Information

    Item 1.    Financial Statements (unaudited)

          Balance Sheets - June 30, 2004
          and December 31, 2003.............................................................................    3


          Statements of Operations for the three and six months
          ended June 30, 2004 and 2003......................................................................    4


          Statements of Partners' Capital for the six months
          ended June 30, 2004 and 2003......................................................................    5


          Statements of Cash Flows for the six months
          ended June 30, 2004 and 2003......................................................................    6


          Notes to Financial Statements.....................................................................    8


    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................................................   12


    Item 3.    Quantitative and Qualitative Disclosures about Market Risk...................................   22


    Item 4.    Controls and Procedures......................................................................   22


Part II  Other Information


    Item 6.    Exhibits and Reports on Form 8K..............................................................   23



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Balance Sheets

June 30, 2004 and December 31, 2003
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                               2004                   2003
                                                                         ----------------       ----------------
Assets
Container rental equipment, net of accumulated
   depreciation of $20,785, (2003:  $16,055) (notes 4 & 5)               $        15,062        $        20,069
Cash                                                                               1,168                    732
Accounts receivable, net of allowance
   for doubtful accounts of $98, (2003:  $68)                                      1,057                  1,030
 Due from affiliates, net (note 2)                                                   130                    124
 Prepaid expenses                                                                      5                     15
                                                                         ----------------       ----------------

                                                                         $        17,422        $        21,970
                                                                         ================       ================
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $            89        $           128
   Accrued liabilities                                                               245                    184
   Accrued damage protection plan costs                                              165                    147
   Deferred quarterly distributions                                                   24                     23
   Deferred damage protection plan revenue                                           114                    114
   Deferred repair costs                                                               6                     24
   Container purchases payable                                                         -                    266
                                                                         ----------------       ----------------

          Total liabilities                                                          643                    886
                                                                         ----------------       ----------------

Partners' capital:
   General partners                                                                    -                      -
   Limited partners                                                               16,779                 21,084
                                                                         ----------------       ----------------

          Total partners' capital                                                 16,779                 21,084
                                                                         ----------------       ----------------

                                                                         $        17,422        $        21,970
                                                                         ================       ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Operations

For the three and six months ended June 30, 2004 and 2003
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
-----------------------------------------------------------------------------------------------------------------------------------


                                                       Three months         Three months          Six months           Six months
                                                           Ended                Ended                Ended               Ended
                                                       June 30, 2004        June 30, 2003        June 30, 2004       June 30, 2003
                                                      ---------------      ---------------     ----------------     ---------------
Rental income                                         $        1,396       $        1,316      $         2,788      $        2,725
                                                      ---------------      ---------------     ----------------     ---------------
Costs and expenses:
    Direct container expenses                                    357                  380                  742                 734
    Bad debt expense                                              15                   21                   30                  13
    Depreciation (note 4)                                        603                  582                1,212               1,162
    Write-down of containers (notes 4 & 5)                     3,660                    -                3,660                   -
    Professional fees                                             15                    5                   20                   7
    Management fees to affiliates (note 2)                       119                  114                  238                 233
    General and administrative costs to affiliates (note 2)       68                   64                  136                 132
    Other general and administrative costs                         5                    9                   13                  17
    Loss on sale of containers                                    13                    6                   19                   2
                                                      ---------------      ---------------     ----------------     ---------------

                                                               4,855                1,181                6,070               2,300
                                                      ---------------      ---------------     ----------------     ---------------

    (Loss) income from operations                             (3,459)                 135               (3,282)                425
                                                      ---------------      ---------------     ----------------     ---------------

Interest income                                                    2                    2                    3                   3
                                                      ---------------      ---------------     ----------------     ---------------

    Net (loss) earnings                               $       (3,457)      $          137      $        (3,279)     $          428
                                                      ===============      ===============     ================     ===============

Allocation of net (loss) earnings (note 2):
    General partners                                  $           51       $           51      $           102      $          102
    Limited partners                                          (3,508)                  86               (3,381)                326
                                                      ---------------      ---------------     ----------------     ---------------

                                                      $       (3,457)      $          137      $        (3,279)     $          428
                                                      ===============      ===============     ================     ===============

Limited partners' per unit share of
    net (loss) earnings                               $        (1.90)      $         0.05      $         (1.83)     $         0.18
                                                      ===============      ===============     ================     ===============

Limited partners' per unit share
    of distributions                                  $         0.25       $         0.25      $          0.50      $         0.50
                                                      ===============      ===============     ================     ===============

Weighted average number of limited
    partnership units outstanding                          1,848,397            1,848,397            1,848,397           1,848,397
                                                      ===============      ===============     ================     ===============

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 2004 and 2003
(Amounts in thousands)
(unaudited)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                      Partners' Capital
                                                                -------------------------------------------------------------
                                                                    General               Limited                  Total
                                                                ---------------       ---------------         ---------------
Balances at January 1, 2003                                     $            -        $       22,228          $       22,228

Distributions                                                             (102)                 (924)                 (1,026)

Net earnings                                                               102                   326                     428
                                                                ---------------       ---------------         ---------------

Balances at June 30, 2003                                       $            -        $       21,630          $       21,630
                                                                ===============       ===============         ===============

Balances at January 1, 2004                                     $            -        $       21,084          $       21,084

Distributions                                                             (102)                 (924)                 (1,026)

Net earnings (loss)                                                        102                (3,381)                 (3,279)
                                                                ---------------       ---------------         ---------------

Balances at June 30, 2004                                       $            -        $       16,779          $       16,779
                                                                ===============       ===============         ===============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 2004 and 2003
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                             2004                    2003
                                                                       ----------------        ----------------
Cash flows from operating activities:
   Net (loss) earnings                                                 $        (3,279)        $           428
   Adjustments to reconcile net (loss) earnings to
       net cash provided by operating activities:
         Depreciation (note 4)                                                   1,212                   1,162
         Write down of containers (notes 4 & 5)                                  3,660                       -
         Increase in allowance for doubtful accounts                                30                       9
         Loss on sale of containers                                                 19                       2
         (Increase) decrease in assets:
             Accounts receivable                                                   (55)                    (14)
             Due from affiliates, net                                               30                     (71)
             Prepaid expenses                                                       10                       6
         (Decrease) increase in liabilities:
             Accounts payable and accrued liabilities                               22                      (7)
             Accrued damage protection plan costs                                   18                      26
             Deferred repair costs                                                 (18)                      1
                                                                       ----------------        ----------------

                   Net cash provided by operating activities                     1,649                   1,542
                                                                       ----------------        ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                 84                      59
   Container purchases                                                            (272)                   (308)
                                                                       ----------------        ----------------

                   Net cash used in investing activities                          (188)                   (249)
                                                                       ----------------        ----------------

Cash flows from financing activities:
   Distributions to partners                                                    (1,025)                 (1,026)
                                                                       ----------------        ----------------

                   Net cash used in financing activities                        (1,025)                 (1,026)
                                                                       ----------------        ----------------

Net increase in cash                                                               436                     267

Cash at beginning of period                                                        732                     506
                                                                       ----------------        ----------------

Cash at end of period                                                  $         1,168         $           773
                                                                       ================        ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Cash Flows--Continued

For the six months ended June 30, 2004 and 2003
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received by the Partnership as of June 30, 2004 and 2003, and December 31, 2003 and 2002, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash
Flows for the three-month periods ended June 30, 2004 and 2003.

                                                                   June 30        Dec. 31        June 30        Dec. 31
                                                                     2004           2003           2003           2002
                                                                 -----------    -----------    -----------    -----------
Container purchases included in:
   Container purchases payable..........................              $ -           $266            $ -            $ -

Distributions to partners included in:
   Due to affiliates....................................               17             17             17             17
   Deferred quarterly distributions.....................               24             23             23             23

Proceeds from sale of containers included in:
   Due from affiliates..................................               63             27             18              8

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six month periods ended June 30, 2004 and 2003.

                                                                                                   2004           2003
                                                                                                   ----           ----

Container purchases recorded....................................................                 $    6         $  308
Container purchases paid........................................................                    272            308

Distributions to partners declared..............................................                  1,026          1,026
Distributions to partners paid..................................................                  1,025          1,026

Proceeds from sale of containers recorded.......................................                    120             69
Proceeds from sale of containers received.......................................                     84             59

The Partnership may enter into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable. The carrying value of containers transferred during the six-month periods ended June
30, 2004 and 2003 were $2 and $1, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 2004 and 2003
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

     Textainer Equipment Income Fund VI, L.P. (the Partnership), a California limited partnership with a maximum life of 21 years, was formed in 1995. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

     The accompanying interim financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 2004 and December 31, 2003 and the results of its operations for the three and six-month periods ended June 30, 2004 and 2003 and changes in partners' capital, and cash flows for the six-month periods ended June 30, 2004 and 2003, have been made.

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

     The following critical accounting policies are used in the preparation of its financial statements:

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $21 and $43 of incentive management fees for both the three and six-month periods ended June 30, 2004 and 2003, respectively. No equipment liquidation fees were incurred during these periods.

     The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in the amount due from affiliates, net at June 30, 2004 and December 31, 2003.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $98 and $195 for the three and six-month periods ended June 30, 2004, respectively, and $93 and $190, respectively, for the comparable periods in 2003.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership during the three and six-month periods ended June 30, 2004 and 2003 were as follows:

                                           Three months           Six months
                                          ended June 30,        ended June 30,
                                          --------------        --------------

                                          2004      2003        2004      2003
                                          ----      ----        ----      ----

             Salaries                      $40       $36        $ 83      $ 73
             Other                          28        28          53        59
                                            --        --         ---       ---
              Total general and
                administrative costs       $68       $64        $136      $132
                                            ==        ==         ===       ===

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs either based on the ratio of the Partnership's investors to the total number of investors of all limited partnerships managed by TCC or equally among all the limited partnerships managed by TCC. The General Partners allocated the following general and administrative costs to the Partnership during the three and six-month periods ended June 30, 2004 and 2003:


                                           Three months           Six months
                                          ended June 30,        ended June 30,
                                          --------------        --------------

                                          2004      2003        2004      2003
                                          ----      ----        ----      ----

             TEM                           $56       $56        $112      $115
             TCC                            12         8          24        17
                                            --        --         ---       ---
               Total general and
                  administrative costs     $68       $64        $136      $132
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

     At June 30, 2004 and December 31, 2003, due from affiliates, net is comprised of:


                                                         2004        2003
                                                         ----        ----
             Due from affiliates:
                    Due from TEM..................       $159        $149
                                                          ---         ---

             Due to affiliates:
                    Due to TCC....................         12           8
                    Due to TL.....................         17          17
                                                          ---         ---
                                                           29          25
                                                          ---         ---

                 Due from affiliates, net                $130        $124
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

Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at June 30, 2004 and 2003:

                                                        2004           2003
                                                        ----           ----

             On-lease under master leases              5,891          5,192
             On-lease under long-term leases           5,598          5,067
                                                      ------         ------
                 Total on-lease containers            11,489         10,259
                                                      ======         ======

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

Note 4.  Container Rental Equipment

     The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required at June 30, 2003. Based on an impairment analysis performed as of June 30, 2004, which considered the possible sale of the Partnership's remaining container fleet (see Note 6), the Partnership determined that certain containers were impaired and that a reduction to the carrying value of these containers was required. The Partnership recorded a write down of $3,660 to write down the value of certain containers that had carrying values which were greater than the anticipated per unit sales price in the letter of intent.

     The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that reductions to the carrying value of these containers were not required.

Note 5.  Subsequent Event

     The Partnership reached an agreement in principle in July 2004, with a corporate purchaser to sell its remaining container fleet and is in the process of negotiating a definitive purchase and sale agreement with the purchaser. When the purchase and sale agreement is signed by all parties, the Partnership will submit the proposed sale to the Limited Partners for approval. If the Limited Partners approve the sale and the sale is completed, the Partnership anticipates that it will distribute the proceeds of the sale to the partners and terminate its existence during 2005.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three and six-month periods ended June 30, 2004 and 2003. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

To date, the Partnership has generally sold containers individually. As discussed below under "Possible Sale of Partnership Assets," the Partnership is currently in negotiations to sell all of its remaining container fleet to a corporate purchaser.

When the Partnership has sold its containers individually, sales have primarily been made to wholesalers who subsequently sell to buyers such as mini-storage operators, construction companies, farmers and other non-marine users. Additionally, if a container is lost or completely damaged by a lessee, the Partnership receives proceeds from the lessee for the value of the container. The Partnership counts these transactions as sales, as well as the more traditional sales to wholesalers. Generally, since 1998, used container prices have declined, causing the Partnership to realize less from the sale of its used containers. Used container sales prices stabilized in 2002 and 2003 and sales prices for certain types of containers have increased slightly in the first part of 2004.

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

The Partnership compared the carrying value of its containers to the anticipated estimated price to be realized in the sale. Despite the improvement in the market for used containers, the Partnership still found that the carrying value of some of its older, more expensive containers was higher than the anticipated estimated price to be realized in the sale. The Partnership determined that these containers were impaired and recorded a write down expense to reduce the carrying value of these containers to their anticipated sales price. See "Possible Sale of Partnership Assets" below and "Other Income and Expenses:
Write Down of Containers."

Possible Sale of Partnership Assets

In July 2004, the Partnership and five other limited partnerships managed by the General Partners signed a letter of intent to sell their remaining container fleets to a corporate purchaser, RFH Limited, (the "Purchaser"). The Partnership, other limited partnerships and the Purchaser are in the process of finalizing the Container Purchase and Sale Agreement. Once the Purchase and Sale Agreement is finalized, the Partnership will submit the proposed sale to the Limited Partners for approval.

If the Limited Partners approve the sale and the sale is completed, the Partnership anticipates that it will distribute the proceeds of this sale to the partners and terminate its existence during 2005.

A report of the completion of the proposed Purchase and Sale Agreement and the terms set forth therein, will be made on Form 8-K as required.

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

Cash from Operations

Net cash provided by operating activities for the six-month periods ended June 30, 2004 and 2003, was $1,649 and $1,542, respectively. Net cash provided by operating activities increased $107, or 7% between the periods due to the fluctuations in due from affiliates, net, and net (loss) earnings, adjusted for non-cash transactions, offset by the fluctuations in gross accounts receivable. The fluctuations in due from affiliates, net, resulted from timing differences in the payment of expenses and fees and the remittance of net rental revenues, as well as in fluctuations in these amounts. Net earnings (loss), adjusted for non-cash transactions, increased primarily due to an increase in rental income, which is discussed more fully under "Results of Operations." Gross accounts receivable increased $55 for the six-month period ended June 30, 2004 primarily due to the increase in rental income. The increase in gross accounts receivable of $14 for the comparable period in 2003 was primarily due to the increase in rental income, offset by the decrease in the average collection period of accounts receivable.

Cash from Sale of Containers

Current Uses: For the six-month periods ended June 30, 2004 and 2003, cash provided by investing activities (the sale of containers) was $84 and $59, respectively. The increase of $25, or 42%, was primarily due to the Partnership selling more containers during the six-month period ended June 30, 2004, compared to the equivalent period in 2003. The increase was partially offset by a lower average sales price received on container sales. Fluctuations between periods in the number of containers sold and in the sales price reflect the age and condition of containers coming off-lease, the geographic market in which they come off-lease, and other related market conditions. Fluctuations in sales price between the periods can also be affected by the number of containers bought by lessees, who reimburse the Partnership for any containers that are lost or completely damaged beyond repair. These reimbursement amounts are frequently higher than the average sales price for a container sold in the open market when it comes off-lease.

Effect of Market Conditions: Market conditions can affect the Partnership's decision to sell an off-lease container. If demand for leased containers is low, the Partnership is more likely to sell a container rather than incur the cost to reposition the container to a location where it can be released. If demand is strong, the Partnership is less likely to identify the container as for sale, as it is anticipated that the container can be released in its current location or repositioned to another location where demand is high. The strong utilization in the first quarter of 2004 and recent increases in demand have resulted in fewer containers being identified for sale. Some of the market conditions affecting the sale of containers are discussed below under "Comparative Results of Operations." In general, the decline in the number of containers identified for sale has caused the average sales price of used containers to increase slightly in the first half of 2004 with respect to the sale of off-lease containers in certain geographic markets.

Effect of Container Sales on Future Cash Flows and Container Fleet: To date, a significant amount of the containers sold have been containers that have been lost or completely damaged by lessees. The sales price received on these containers is based on the container's book value. These sales prices are higher than the sales prices received for off-lease containers. The number of off-lease containers sold has been limited because of the young age of the Partnership's fleet. If the currently contemplated sale of the Partnership's fleet does not occur and the fleet ages, the Partnership expects the number of off-lease containers sold to increase and the average sales price received for its containers to decrease. In addition, to the extent off-lease containers are sold in low demand locations, these sales may further depress the average sales price. See "Sale of Containers in Low Demand Locations" below. The decline in average sales price will leave smaller amounts available for reinvestment, which will be one of the factors reducing the Partnership's fleet size in the future.

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

Distributions: During the six-month period ended June 30, 2004, the Partnership declared cash distributions to limited partners pertaining to the period from December 2003 through May 2004 in the amount of $924, which represented $0.50 per unit. On a cash basis, as reflected in the Statements of Cash Flows, after paying general partner distributions, all of these distributions were from current year operating activities. On an accrual basis, as reflected on the Statements of Partners' Capital, all of these distributions were a return of capital.

Capital Commitments:  Container purchases

For the six-month period ended June 30, 2004, net cash used in investing activities (the purchase of containers) was $272 and $308, respectively. Fluctuations between the periods in the number of containers purchased reflect
(i) the amount of cash available to purchase containers; (ii) demand for leasing new containers; (iii) the type of container purchased and (iv) the purchase price of the container.

At June 30, 2004, the Partnership had no commitments to purchase containers.

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

Size of Container Fleet

The following is a summary of the container fleet (in units) available for lease during the six-month periods ended June 30, 2004 and 2003:

                                                       2004        2003
                                                       ----        ----

        Beginning container fleet...............     12,282      11,713
        Ending container fleet..................     12,173      11,827
        Average container fleet.................     12,228      11,770

The average container fleet increased 4% from the six-month period ended June 30, 2003 to the same period in 2004.

Utilization

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 88% and 84% on average during the six-month periods ended June 30, 2004 and 2003, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At June 30, 2004 and 2003, utilization was 94% and 87%, respectively, and the Partnership's off-lease containers (in units) were located in the following locations:

                                                    2004           2003
                                                    ----           ----

        Americas                                     394            746
        Europe                                       119            372
        Asia                                         149            394
        Other                                         22             56
                                                     ---          -----
        Total off-lease containers                   684          1,568
                                                     ===          =====

Rental Rates

In addition to utilization, rental income is affected by daily rental rates. Daily rental rates are different under different lease types. The two primary lease types for the Partnership's containers are long term leases and master leases. The average daily rental rate for the Partnership's containers decreased 5% from the six-month period ended June 30, 2003 compared to the same period in 2004, primarily due to the declines in both master lease and long term lease rates. The majority of the Partnership's rental income was generated from master leases, but in the past several years an increasing percentage of the Partnership's containers have been on lease under long term leases. At both June 30, 2004 and 2003, 49% of the Partnership's on-lease containers were on lease under long term leases. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

Comparative Results of Operations

The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 2004 and 2003:

                                          Three months           Six months
                                         ended June 30,        ended June 30,
                                         --------------        --------------

                                         2004      2003        2004      2003
                                         ----      ----        ----      ----

(Loss) income from operations         ($3,459)   $  135     ($3,282)   $  425
Rental income                          $1,396    $1,316      $2,788    $2,725

Percent change from previous
year in:
   Utilization                             8%       35%          5%       38%
   Average container fleet size            3%        1%          4%        1%
   Average rental rates                   (6%)     (8%)         (5%)     (10%)


The loss from operations for the three and six-month periods ended June 30, 2004 resulted primarily from the write down of the Partnership's containers. See "Other Income and Expenses: Write Down of Containers," and "Critical Accounting Policies and Estimates: Container Impairment Estimates."

The Partnership's rental income increased $63, or 2%, from the six-month period ended June 30, 2003 to the comparable period in 2004. The increase was due to an increase in container rental income, offset by a slight decline in other rental income, which is discussed below. Income from container rentals, the major component of total revenue, increased $92, or 4% from the six-month period ended June 30, 2003 to the same period in 2004, primarily due to the increases in average on-hire utilization and container fleet size. The increase was partially offset by the decline in average rental rates as detailed in the above table.

The increase in rental income of $80, or 6%, from the three-month period ended June 30, 2003 to the comparable period in 2004 was attributable to increases in container rental income and other rental income. Income from container rentals increased $69, or 6%, primarily due to the increase in the average on-hire utilization, offset by the decrease in average rental rates as detailed in the above table.

Current Market Conditions for Leased Containers: Utilization was stable for most of 2003 and demand remained strong during the first quarter of 2004. Beginning in 2004, a worldwide steel shortage caused significant increases in new container prices and limited the number of new containers being built. As a result, demand for leased containers increased further beginning in March and has remained strong through the beginning of August. Additionally, the recent increases in new container prices have caused lease rates to stabilize and even increase for new long term leases. Nevertheless, these improvements in rental rates did not begin until March of 2004, which still left the Partnership with an overall decline in its rental rates when compared to the comparable period in 2003, as indicated above under the discussion of "Rental Rates."

Sale of Containers in Lower Demand Locations: Despite the increase in demand, areas of lower demand for containers still exist due to a continuing trade imbalance between Asia and the Americas and Europe. However, the number of off-lease containers in these low demand locations has decreased, as lessees have returned fewer containers to these lower demand locations and have also leased containers from some of these locations. In recent years, market conditions in these low demand locations have driven a small number of sales of off-lease containers. These sales resulted from the high cost of repositioning containers from these areas. Before incurring high repositioning costs, the Partnership generally weighs those costs against the expected future rental stream from a container. If the repositioning costs are too high when compared to the anticipated future rental revenues, the container will be identified for sale, rather than repositioned. Older containers, in particular, have been identified as for sale in low demand locations because their expected future rental stream is reduced by their shorter remaining marine life and by the shipping lines' preference for newer containers. Since older containers were the most likely containers to be sold in low demand locations, the relatively young age of the Partnership's fleet limited the number of sales in these areas. If the currently contemplated sale of the Partnership's fleet does not occur and the Partnership's fleet ages, sales of off-lease containers in these low demand locations may continue, despite the improved conditions in these areas. The number of the Partnership's off-lease containers in the Americas and Europe, where most of these lower demand locations occur, is detailed above in "Utilization."

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

For the six-month period ended June 30, 2004, other rental income was $380, a decrease of $29 from the equivalent period in 2003. The decrease was primarily due to a decrease in location income of $60, offset by an increase in DPP income of $29.

Other rental income was $155 for the three-month period ended June 30, 2004, an increase of $11 from the equivalent period in 2003. The increase was primarily due to increases in DPP and handling income of $6 and $5, respectively.

Direct Container Expenses

Direct container expenses were comparable at $742 and $734 during the six-month periods ended June 30, 2004 and 2003. Although storage expense declined $25 from the six-month period ended June 30, 2003 to the same period in 2004, the decline was more than offset by slight increases in various other direct container expenses such as maintenance and DPP. Storage expense decreased primarily due to the increase in utilization noted above, offset by a slight increase in the average storage cost per container.

The decrease in direct container expenses of $23, or 6%, from the three-month period ending June 30, 2003 to the equivalent period in 2004, was primarily due the decrease in storage expense of $33. Storage expense decreased primarily due to the increase in utilization noted above, offset by a slight increase in the average storage cost per container.

Bad Debt Expense or Benefit

Bad debt expense was $30 and $13 for the six-month periods ended June 30, 2004 and 2003, respectively, and $15 and $21 for the three-month periods ended June 30, 2004 and 2003, respectively. Fluctuations in bad debt expense reflect the adjustments to the bad debt reserve, after deductions have been taken against the reserve, and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. See "Critical Accounting Policies and Estimates" below. The expenses recorded during the six-month periods ended June 30, 2004 and 2003 reflect higher reserve estimates, after deductions had been taken against the reserve, from December 31, 2003 and 2002. The expenses recorded during the three-month periods ended June 30, 2004 and 2003 reflect higher reserve requirements from March 31, 2004 and 2003.

Depreciation Expense

Depreciation expense increased $50, or 4%, from the six-month period ended June 30, 2003 to the comparable period in 2004 and $21, or 4% from the three-month period ended June 30, 2003 to the comparable period in 2004. These increases were primarily due to the increases in the average fleet sizes. For a discussion of the Partnership's depreciation policy, see "Critical Accounting Policies and
Estimates: Container Depreciation Estimates."

Write Down of Containers

Write Down of Containers Held for Continued Use: The Partnership has evaluated the recorded value of its container fleet at June 30, 2004, taking into consideration the container sales prices in the letter of intent and has recorded a write down of $3,660 to reduce the carrying value of some of the containers to their anticipated per unit sales price. See "Critical Accounting Policies and Estimates: Container Impairment Estimates."

Specific Containers Identified for Sale: The Partnership also evaluates the recoverability of the recorded amount of container rental equipment for containers identified for sale in the ordinary course of business and determines whether a reduction to the carrying value of these containers is not required. To date, there have been no write downs recorded for specific containers identified for sale.

Loss on Sale of Containers

Loss on sale of containers was $19 and $2 for the six-month periods ended June 30, 2004 and 2003, respectively, and $13 and $6 for the three-month periods ended June 30, 2004 and 2003, respectively. The average sales price received for container sales declined from the three and six-month periods ended June 30, 2003 to the same periods in 2004 and the number of containers sold between the periods increased, resulting in the increased losses reported between the periods. The average sales price declined due to the specific condition of the containers sold, the type of container sold and the locations where the containers were sold.

Management Fees and General and Administrative Costs

Management fees to affiliates consist of equipment management fees, which are primarily based on rental income, and incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital. The following details these fees for the three and six-month periods ended June 30, 2004 and 2003:

                                          Three months           Six months
                                         ended June 30,        ended June 30,
                                         --------------        --------------

                                         2004      2003        2004      2003
                                         ----      ----        ----      ----

     Equipment management fees           $ 98      $ 93        $195      $190
     Incentive management fees             21        21          43        43
                                          ---       ---         ---       ---
       Management fees to affiliates     $119      $114        $238      $233
                                          ===       ===         ===       ===

Equipment management fees fluctuated based on the fluctuations in rental income and were approximately 7% of rental income for both the three and six-month periods ended June 30, 2004 and 2003. Incentive management fees were comparable from the three and six-month periods ended June 30, 2003 to the same periods in 2004, as the amount of distributions paid from cash from operations was comparable.

General and administrative costs to affiliates were comparable at $136 and $132 for the six-month periods ended June 30, 2004 to 2003, respectively, and $68 and $64 for the three-month periods ended June 30, 2004 an 2003, respectively.

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

The Partnership Agreement requires the Partnership to continue to pay these fees and expenses to the General Partners and to reimburse the General Partners for expenses incurred by them and other service providers. For the amount of fees and reimbursements made to the General Partners for the three and six-month periods ended June 30, 2004 and 2003, see Note 2 to the Financial Statements in
Item 1. For the amount of fees and reimbursements made to other service providers, see Other general and administrative expenses in the Statements of Operations in Item 1.

Net Earnings (Loss) per Limited Partnership Unit

                                          Three months           Six months
                                         ended June 30,        ended June 30,
                                         --------------        --------------

                                         2004      2003        2004      2003
                                         ----      ----        ----      ----

    Net (loss) earnings per limited
      partnership unit                ($ 1.90)    $0.05     ($ 1.83)    $0.18
    Net (loss) earnings allocated
      to limited partners             ($3,508)    $  86     ($3,381)    $ 326

Net earnings/loss per limited partnership unit fluctuates based on fluctuations in net earnings/loss allocated to limited partners as detailed above. The allocation of net earnings/loss for the six-month periods ended June 30, 2004 and 2003 included a special allocation of gross income to the General Partners of $414, and $61, respectively, in accordance with the Partnership Agreement. As discussed above, the write down of some of the Partnership's containers was the primary reason for the net loss incurred by the Partnership during the three and six-month periods ended June 30, 2004.

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

For containers not specifically identified as for sale at June 30, 2004, management is using the anticipated sales price from its letter of intent for estimated fair value. When the recorded value of these containers was compared to the estimated sales price, some of the Partnership's containers had recorded values higher than the estimated sales price. The Partnership wrote down these containers to the estimated sales price.

In prior quarters, management estimated the fair value of containers held for continued use based on estimated future undiscounted cash flows for the container. Estimates of future undiscounted cash flows require estimates about future rental revenues to be generated by the container, future demand for leased containers, and the length of time for which the container will continue to generate revenue. Through March 31, 2004, management had not found the estimates of future undiscounted cash flows to be less than the recorded value of the Partnership's containers. Therefore, the Partnership had not recorded any write-downs of containers to be held for continued use through March 31, 2004.

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

The Partnership has discussed the sale of its container fleet above under "Possible Sale of Partnership Assets." This sale is subject to conditions, including the finalization of the Purchase and Sale Agreement, completing negotiations with the Purchaser, and receiving the approval of holders of the required number of limited partner units. There is no assurance that this sale will be completed.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Exchange Rate Risk

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership does pay a small amount of its expenses in various foreign currencies. For the three-month period ended June 30, 2004, approximately 4% of the Partnership's expenses were paid in 15 different foreign currencies. As there are no significant payments made in any one foreign currency, the Partnership does not hedge these expenses.

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

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

    (a) Exhibits 31.1 and 31.2 Certifications pursuant to Rules 13a-14 or 15d-14 of the Securities and Exchange Act of 1934.

          Exhibits 32.1 and 32.2 Certifications pursuant to 18 U.S.C. Section 1350, as adopted, and regarding Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)   Report on Form 8-K

          The Registrant filed a Report on Form 8-K dated July 12, 2004, reporting reaching an agreement in principle to sell the Registrant's remaining container fleet.





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


                                        TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
                                        A California Limited Partnership

                                        By Textainer Capital Corporation
                                        The Managing General Partner



                                        By _____________________________________
                                           Ernest J. Furtado
                                           Chief Financial Officer


Date:  September 16, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



________________________                 Chief Financial Officer, Senior                September 16, 2004
Ernest J. Furtado                        Vice President and Secretary





________________________                 President                                      September 16, 2004
John A. Maccarone



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


Date:  September 16, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date



/s/Ernest J. Furtado
________________________________            Chief Financial Officer, Senior                   September 16, 2004
Ernest J. Furtado                           Vice President and Secretary




/s/John A. Maccarone
________________________________            President                                         September 16, 2004
John A. Maccarone

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

September 16, 2004

                                   /s/ John A. Maccarone
                                   _____________________________________
                                   John A. Maccarone
                                   President and Director of TCC

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

September 16, 2004


                             /s/ Ernest J. Furtado
                             __________________________________________________
                             Ernest J. Furtado
                             Chief Financial Officer, Senior Vice President, Secretary and Director of TCC

                                  EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund VI, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended June 30, 2004, as filed on September 16, 2004 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Capital Corporation ("TCC") and Principal Executive Officer of TCC, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



September 16, 2004



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

                                  EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund VI, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended June 30, 2004, as filed on September 16, 2004 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Capital Corporation ("TCC") and Principal Financial and Accounting Officer of TCC, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



September 16, 2004



                         By  /s/ Ernest J. Furtado
                             __________________________________________________
                             Ernest J. Furtado
                             Chief Financial Officer, Senior Vice President, Secretary and Director of TCC




A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.