Form 10-Q
period 2004-09-30
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 2004-11-12
CIK 1003638

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 12, 2004


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 2004.

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


                For the quarterly period ended September 30, 2004


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 2004

Table of Contents
-----------------------------------------------------------------------------------------------------------------



                                                                                                             Page

Part I   Financial Information

    Item 1.    Financial Statements (unaudited)

          Balance Sheets - September 30, 2004
          and December 31, 2003.............................................................................    3


          Statements of Operations for the three and nine months
          ended September 30, 2004 and 2003.................................................................    4


          Statements of Partners' Capital for the nine months
          ended September 30, 2004 and 2003.................................................................    5


          Statements of Cash Flows for the nine months
          ended September 30, 2004 and 2003.................................................................    6


          Notes to Financial Statements.....................................................................    8


    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................................................   12


    Item 3.    Quantitative and Qualitative Disclosures about Market Risk...................................   22


    Item 4.    Controls and Procedures......................................................................   22


Part II  Other Information


    Item 6.    Exhibits and Reports on Form 8K..............................................................   22




TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Balance Sheets

September 30, 2004 and December 31, 2003
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                               2004                   2003
                                                                         ----------------       ----------------
Assets
Container rental equipment, net of accumulated depreciation
   and impairment of $20,658, (2003:  $16,055) (notes 4 & 5)             $        14,552        $        20,069
Cash                                                                               1,826                    732
Accounts receivable, net of allowance
   for doubtful accounts of $121, (2003:  $68)                                     1,123                  1,030
Due from affiliates, net (note 2)                                                    227                    124
Prepaid expenses                                                                       7                     15
                                                                         ----------------       ----------------

                                                                         $        17,735        $        21,970
                                                                         ================       ================
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $            96        $           128
   Accrued liabilities                                                               249                    184
   Accrued damage protection plan costs                                              178                    147
   Deferred quarterly distributions                                                   24                     23
   Deferred damage protection plan revenue                                           115                    114
   Deferred repair costs                                                              11                     24
   Container purchases payable                                                         -                    266
                                                                         ----------------       ----------------

          Total liabilities                                                          673                    886
                                                                         ----------------       ----------------

Partners' capital:
   General partners                                                                    -                      -
   Limited partners                                                               17,062                 21,084
                                                                         ----------------       ----------------

          Total partners' capital                                                 17,062                 21,084
                                                                         ----------------       ----------------

                                                                         $        17,735        $        21,970
                                                                         ================       ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Operations

For the three and nine months ended September 30, 2004 and 2003
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
----------------------------------------------------------------------------------------------------------------------------------

                                                       Three months         Three months         Nine months         Nine months
                                                           Ended                Ended               Ended               Ended
                                                      Sept. 30, 2004       Sept. 30, 2003      Sept. 30, 2004      Sept. 30, 2003
                                                      ---------------      ---------------     ---------------     ---------------

Rental income                                         $        1,478       $        1,317      $        4,265      $        4,043
                                                      ---------------      ---------------     ---------------     ---------------
Costs and expenses:
    Direct container expenses                                    209                  400                 951               1,134
    Bad debt expense                                              23                   18                  53                  31
    Depreciation (note 4)                                        321                  584               1,532               1,746
    Write-down of containers (notes 4 & 5)                         -                    -               3,660                   -
    Professional fees                                             22                    3                  42                  10
    Management fees to affiliates (note 2)                       125                  114                 363                 348
    General and administrative costs to affiliates (note 2)       71                   66                 207                 198
    Other general and administrative costs                         5                    9                  18                  26
    Gain on sale of containers                                   (88)                  (3)                (70)                 (1)
                                                      ---------------      ---------------     ---------------     ---------------

                                                                 688                1,191               6,756               3,492
                                                      ---------------      ---------------     ---------------     ---------------

    Income (loss) from operations                                790                  126              (2,491)                551
                                                      ---------------      ---------------     ---------------     ---------------

Interest income                                                    4                    2                   7                   5
                                                      ---------------      ---------------     ---------------     ---------------

    Net earnings (loss)                               $          794       $          128      $       (2,484)     $          556
                                                      ===============      ===============     ===============     ===============

Allocation of net earnings (loss) (note 2):
    General partners                                  $           50       $           50      $          152      $          152
    Limited partners                                             744                   78              (2,636)                404
                                                      ---------------      ---------------     ---------------     ---------------

                                                      $          794       $          128      $       (2,484)     $          556
                                                      ===============      ===============     ===============     ===============

Limited partners' per unit share of
    net earnings (loss)                               $         0.40       $         0.04      $        (1.43)     $         0.22
                                                      ===============      ===============     ===============     ===============

Limited partners' per unit share
    of distributions                                  $         0.25       $         0.25      $         0.75      $         0.75
                                                      ===============      ===============     ===============     ===============

Weighted average number of limited
    partnership units outstanding                          1,848,397            1,848,397           1,848,397           1,848,397
                                                      ===============      ===============     ===============     ===============

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 2004 and 2003
(Amounts in thousands)
(unaudited)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                      Partners' Capital
                                                                -------------------------------------------------------------
                                                                    General               Limited                  Total
                                                                ---------------       ---------------         ---------------
Balances at January 1, 2003                                     $            -        $       22,228          $       22,228

Distributions                                                             (152)               (1,386)                 (1,538)

Net earnings                                                               152                   404                     556
                                                                ---------------       ---------------         ---------------

Balances at September 30, 2003                                  $            -        $       21,246          $       21,246
                                                                ===============       ===============         ===============

Balances at January 1, 2004                                     $            -        $       21,084          $       21,084

Distributions                                                             (152)               (1,386)                 (1,538)

Net earnings (loss)                                                        152                (2,636)                 (2,484)
                                                                ---------------       ---------------         ---------------

Balances at September 30, 2004                                  $            -        $       17,062          $       17,062
                                                                ===============       ===============         ===============


See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 2004 and 2003
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                             2004                    2003
                                                                       ----------------        ----------------

Cash flows from operating activities:
   Net (loss) earnings                                                 $        (2,484)        $           556
   Adjustments to reconcile net (loss) earnings to
       net cash provided by operating activities:
         Depreciation (note 4)                                                   1,532                   1,746
         Write down of containers (notes 4 & 5)                                  3,660                       -
         Increase in allowance for doubtful accounts                                53                      27
         Gain on sale of containers                                                (70)                     (1)
         (Increase) decrease in assets:
             Accounts receivable                                                  (110)                     54
             Due from affiliates, net                                              (13)                    (15)
             Prepaid expenses                                                        8                       8
         Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                               33                      (4)
             Accrued damage protection plan costs                                   31                      44
             Deferred repair costs                                                 (13)                      -
             Deferred damage protection plan revenue                                 1                       -
                                                                       ----------------        ----------------

                   Net cash provided by operating activities                     2,628                   2,415
                                                                       ----------------        ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                276                      78
   Container purchases                                                            (273)                   (446)
                                                                       ----------------        ----------------

                   Net cash provided by (used in) investing activities               3                    (368)
                                                                       ----------------        ----------------

Cash flows from financing activities:
   Distributions to partners                                                    (1,537)                 (1,538)
                                                                       ----------------        ----------------

                   Net cash used in financing activities                        (1,537)                 (1,538)
                                                                       ----------------        ----------------

Net increase in cash                                                             1,094                     509

Cash at beginning of period                                                        732                     506
                                                                       ----------------        ----------------

Cash at end of period                                                  $         1,826         $         1,015
                                                                       ================        ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Cash Flows-Continued

For the nine months ended September 30, 2004 and 2003
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received by the Partnership as of September 30, 2004 and 2003, and December 31, 2003 and 2002, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash
Flows for the nine-month periods ended September 30, 2004 and 2003.

                                                                   Sept. 30       Dec. 31        Sept. 30       Dec. 31
                                                                     2004           2003           2003           2002
                                                                 -----------    -----------    -----------    -----------
Container purchases included in:
   Container purchases payable.............................          $  -           $266           $446            $ -

Distributions to partners included in:
   Due to affiliates.......................................            17             17             17             17
   Deferred quarterly distributions........................            24             23             23             23

Proceeds from sale of containers included in:
   Due from affiliates.....................................           117             27             14              8

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine month periods ended September 30, 2004 and 2003.

                                                                                                   2004           2003
                                                                                                   ----           ----

Container purchases recorded....................................................                 $    7         $  892
Container purchases paid........................................................                    273            446

Distributions to partners declared..............................................                  1,538          1,538
Distributions to partners paid..................................................                  1,537          1,538

Proceeds from sale of containers recorded.......................................                    366             84
Proceeds from sale of containers received.......................................                    276             78

The Partnership may enter into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable. The carrying value of containers transferred during the nine-month period ended
September 30, 2004 was $38. There were no such transfers during the nine-month period ended September 30, 2003.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months ended September 30, 2004 and 2003
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

     Textainer Equipment Income Fund VI, L.P. (the Partnership), a California limited partnership with a maximum life of 21 years, was formed in 1995. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

     The accompanying interim financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 2004 and December 31, 2003 and the results of its operations for the three and nine-month periods ended September 30, 2004 and 2003 and changes in partners' capital, and cash flows for the nine-month periods ended September 30, 2004 and 2003, have been made.

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

     The Partnership depreciates its container rental equipment based on certain estimates related to the container's useful life and salvage value. Additionally the Partnership writes down the value of its containers if an evaluation indicates that the recorded amounts of containers are not recoverable based on estimated future undiscounted cash flows and sales prices. These estimates are based upon historical useful lives of containers and container sale prices as well as assumptions about future demand for leased containers and estimated sales prices (See Notes 4 and 5.)

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $21 and $64 of incentive management fees for both the three and nine-month periods ended September 30, 2004 and 2003, respectively. No equipment liquidation fees were incurred during these periods.

     The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in the amount due from affiliates, net at September 30, 2004 and December 31, 2003.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $104 and $299 for the three and nine-month periods ended September 30, 2004, respectively, and $93 and $284, respectively, for the comparable periods in 2003.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership during the three and nine-month periods ended September 30, 2004 and 2003 were as follows:

                                      Three months            Nine months
                                     ended Sept. 30,        ended Sept. 30,
                                     ---------------        ---------------
                                     2004       2003        2004       2003
                                     ----       ----        ----       ----

          Salaries                    $39        $34        $123       $108
          Other                        32         32          84         90
                                       --         --         ---        ---
           Total general and
            administrative costs      $71        $66        $207       $198
                                       ==         ==         ===        ===

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs either based on the ratio of the Partnership's investors to the total number of investors of all limited partnerships managed by TCC or equally among all the limited partnerships managed by TCC. The General Partners allocated the following general and administrative costs to the Partnership during the three and nine-month periods ended September 30, 2004 and 2003:

                                      Three months            Nine months
                                     ended Sept. 30,        ended Sept. 30,
                                     ---------------        ---------------
                                     2004       2003        2004       2003
                                     ----       ----        ----       ----

          TEM                         $61        $56        $172       $171
          TCC                          10         10          34         27
                                       --         --         ---        ---
           Total general and
            administrative costs      $71        $66        $207       $198
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

     At September 30, 2004 and December 31, 2003, due from affiliates, net is comprised of:

                                                       2004             2003
                                                       ----             ----
         Due from affiliates:
                Due from TEM................           $259             $149
                                                        ---              ---

         Due to affiliates:
                Due to TCC..................             16                8
                Due to TL...................             16               17
                                                        ---              ---
                                                         32               25
                                                        ---              ---

          Due from affiliates, net                     $227             $124
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

Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at September 30, 2004 and 2003:

                                                    2004               2003
                                                    ----               ----

          On-lease under master leases             5,952              5,105
          On-lease under long-term leases          5,588              5,129
                                                  ------             ------
           Total on-lease containers              11,540             10,234
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

Note 4.  Container Rental Equipment

     The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required at September 30, 2003. Based on an impairment analysis performed as of June 30, 2004, which considered the possible sale of the Partnership's remaining container fleet (see Note 5), the Partnership determined that certain containers were impaired and that a reduction to the carrying value of these containers was required. The Partnership recorded a write down of $3,660 during the three-month period ended June 30, 2004 to write down the value of certain containers that had carrying values which were greater than the anticipated per unit sales price in the buyer's letter of intent. The Partnership evaluated the recoverability of these containers at September 30, 2004 and determined that a further reduction to the carrying value of these containers was not required.

     The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that reductions to the carrying value of these containers were not required.

Note 5.  Possible Sale of Container Fleet

     In July 2004, the Partnership signed a letter of intent to sell its remaining container fleet for cash to an unaffiliated corporate purchaser. The Partnership is in the process of negotiating a definitive purchase and sale agreement with the purchaser. If the purchase and sale agreement is finalized and signed by all parties, the Partnership will submit the proposed sale to the Limited Partners for approval. If the Limited Partners approve the sale and the sale is completed, the Partnership anticipates that it will distribute the net proceeds of the sale to the partners and terminate its existence during 2005.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three and nine-month periods ended September 30, 2004 and 2003. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

In addition to leasing containers, the Partnership also sells containers from time to time. Containers are generally sold either at the end of their useful life, or when an economic analysis indicates that it would be more profitable to sell a container rather than to continue to own it. An example of the latter would be when re-leasing a container might be relatively expensive, either because of expenses required to repair the container or to reposition the container to a location where the container could be readily leased.

To date, the Partnership has generally sold containers individually. As discussed below under "Possible Sale of Partnership Assets," the Partnership is currently in negotiations to sell all of its remaining container fleet to a corporate purchaser.

When the Partnership has sold its containers individually, sales have primarily been made to wholesalers who subsequently sell to buyers such as mini-storage operators, construction companies, farmers and other non-marine users. Additionally, if a container is lost or completely damaged by a lessee, the Partnership has received proceeds from the lessee for the value of the container. The Partnership counts these transactions as sales, as well as the more traditional sales to wholesalers. Generally, since 1998, used container prices have declined, causing the Partnership to realize less from the sale of its used containers. Used container sales prices stabilized in 2002 and 2003 and have increased in 2004.

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

During 2004, new container prices have increased significantly due to a worldwide shortage of steel, which has resulted in limited availability of new containers. The increase in new container prices and the limited availability of new containers has improved demand for the Partnership's containers. See "Results of Operations: Current Market Conditions for Leased Containers" for a further discussion.

In June 2004, the Partnership compared the carrying value of its containers to the anticipated estimated price to be realized in the proposed sale to the corporate purchaser. Despite the improvement in the market for used containers, the Partnership still found that the carrying value of some of its older, more expensive containers was higher than the anticipated estimated price to be realized in the sale. The Partnership determined that these containers were impaired and recorded a write down expense to reduce the carrying value of these containers to their anticipated sales price. See "Possible Sale of Partnership Assets" below and "Other Income and Expenses: Write Down of Containers."

Possible Sale of Partnership Assets

In July 2004, the Partnership and five other limited partnerships managed by the General Partners signed a letter of intent to sell their remaining container fleets for cash to an unaffiliated corporate purchaser, RFH Limited, (the "Purchaser"). The Partnership, other limited partnerships and the Purchaser are in the process of negotiating the Asset Sale Agreement. If the Asset Sale Agreement is finalized, the Partnership will submit the proposed sale to the Limited Partners for approval.

If the Limited Partners approve the sale and the sale is completed, the Partnership anticipates that it will distribute the net proceeds of this sale to the partners and terminate its existence during 2005.

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

Cash from Operations

Net cash provided by operating activities for the nine-month periods ended September 30, 2004 and 2003, was $2,628 and $2,415, respectively. Net cash provided by operating activities increased $213, or 9%, between the periods due to the fluctuations in net (loss) earnings, adjusted for non-cash expenses, offset by the fluctuations in gross accounts receivable. Net (loss) earnings adjusted for non-cash expenses, increased primarily due to an increase in rental income and decrease in direct container expenses. These items are discussed more fully under "Results of Operations." Gross accounts receivable increased $110 for the nine-month period ended September 30, 2004 primarily due to the increase in rental income. The decrease in gross accounts receivable of $54 for the comparable period in 2003 was primarily due to the decrease in the average collection period of accounts receivable, offset by the increase in rental income.

Cash from Sale of Containers

Current Uses: For the nine-month periods ended September 30, 2004 and 2003, cash provided by investing activities (the sale of containers) was $276 and $78, respectively. The increase of $198, or 254%, was primarily due to the Partnership selling more containers during the nine-month period ended September 30, 2004, compared to the equivalent period in 2003. The increase was partially offset by a lower average sales price received on container sales. Fluctuations between periods in the number of containers sold and in the sales price reflect the age and condition of containers coming off-lease, the geographic market in which they come off-lease, and other related market conditions. Fluctuations in sales price between the periods can also be affected by the number of containers bought by lessees, who reimburse the Partnership for any containers that are lost or completely damaged beyond repair. These reimbursement amounts are frequently higher than the average sales price for a container sold in the open market when it comes off-lease.

Effect of Market Conditions: Market conditions can affect the Partnership's decision to sell an off-lease container. If demand for leased containers is low, the Partnership is more likely to sell a container rather than incur the cost to reposition the container to a location where it can be re-leased. If demand is strong, the Partnership is less likely to identify the container as for sale, as it is anticipated that the container can be released in its current location or repositioned to another location where demand is high. The strong utilization in the first quarter of 2004 and increases in demand during the second and third quarters have resulted in fewer containers being identified for sale. Some of the market conditions affecting the sale of containers are discussed below under "Comparative Results of Operations." In general, the decline in the number of containers identified for sale has caused the average sales price of used containers to increase in 2004 with respect to the sale of off-lease containers in certain geographic markets.

Effect of Container Sales on Future Cash Flows and Container Fleet: To date, a significant amount of the containers sold have been containers that have been lost or completely damaged by lessees. The sales price received on these containers is based on the container's book value. These sales prices are higher than the sales prices received for off-lease containers. The number of off-lease containers sold has been limited because of the young age of the Partnership's fleet. If the currently contemplated sale of the Partnership's fleet does not occur and the fleet ages, the Partnership expects the number of off-lease containers sold to continue to increase and the average sales price received for its containers to continue to decrease. The decline in average sales price will leave smaller amounts available for reinvestment, which will be one of the factors reducing the Partnership's fleet size in the future.

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

Distributions and container purchases are discussed in detail below.

Distributions: During the nine-month period ended September 30, 2004, the Partnership declared cash distributions to limited partners pertaining to the period from December 2003 through August 2004 in the amount of $1,386, which represented $0.75 per unit. On a cash basis, as reflected in the Statements of Cash Flows, after paying general partner distributions, all of these distributions were from current year operating activities. On an accrual basis, as reflected on the Statements of Partners' Capital, all of these distributions were a return of capital.

If the expected Asset Sale Agreement is entered into, distributions are expected to continue through the proposed effective date of the sale and will then be suspended until the sale is approved by the limited partners or it is determined that the sale will not be approved. If the proposed sale is approved and completed, the Partnership expects to distribute the net proceeds from the sale, along with any cash from operations earned prior to the effective date of the sale in one or two payments. If the proposed sale is not approved, once this determination is made, the Partnership expects to continue paying monthly distribution payments as described above.

Capital Commitments:  Container purchases

For the nine-month period ended September 30, 2004 and 2003 net cash used in investing activities (the purchase of containers) was $273 and $446, respectively. Fluctuations between the periods in the number of containers purchased reflect (i) the amount of cash available to purchase containers; (ii) demand for leasing new containers; (iii) the type of container purchased and
(iv) the purchase price of the container.

At  September  30,  2004,  the   Partnership  had  no  commitments  to  purchase
containers.

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

Size of Container Fleet

The following is a summary of the container fleet (in units) available for lease during the nine-month periods ended September 30, 2004 and 2003:

                                                        2004        2003
                                                        ----        ----

         Beginning container fleet...............     12,282      11,713
         Ending container fleet..................     12,000      12,079
         Average container fleet.................     12,141      11,896

The average container fleet increased 2% from the nine-month period ended September 30, 2003 to the same period in 2004.

Utilization

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 91% and 85% on average during the nine-month periods ended September 30, 2004 and 2003, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At September 30, 2004 and 2003, utilization was 96% and 85%, respectively, and the Partnership's off-lease containers (in units) were located in the following locations:

                                                     2004           2003
                                                     ----           ----

         Americas                                     223            610
         Europe                                       103            341
         Asia                                         122            837
         Other                                         12             57
                                                      ---          -----
         Total off-lease containers                   460          1,845
                                                      ===          =====

Rental Rates

In addition to utilization, rental income is affected by daily rental rates. Daily rental rates are different under different lease types. The two primary lease types for the Partnership's containers are long term leases and master leases. The average daily rental rate for the Partnership's containers decreased 5% from the nine-month period ended September 30, 2003 compared to the same period in 2004 due to the declines in both master lease and long term lease rates. The majority of the Partnership's rental income was generated from master leases, but in the past several years an increasing percentage of the Partnership's containers have been on lease under long term leases. At September 30, 2004 and 2003, 48% and 50%, respectively, of the Partnership's on-lease containers were on lease under long term leases. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

Comparative Results of Operations

The following is a comparative analysis of the results of operations for the three and nine-month periods ended September 30, 2004 and 2003:

                                           Three months         Nine months
                                          ended Sept. 30,     ended Sept. 30,
                                          ---------------     ---------------
                                          2004       2003     2004       2003
                                          ----       ----     ----       ----

    Rental income                       $1,478     $1,317   $4,265     $4,043
    Income (loss) from operations       $  790     $  126  ($2,491)    $  551

    Percent change from previous
    year in:
      Utilization                         12%        15%       7%        31%
      Average container fleet size         1%         2%       2%         2%
      Average rental rates                (5%)       (5%)     (5%)       (9%)

The loss from operations for the nine-month period ended September 30, 2004 resulted primarily from the write-down of the Partnership's containers. See "Other Income and Expenses: Write Down of Containers," and "Critical Accounting Policies and Estimates: Container Impairment Estimates."

The Partnership's rental income increased $161, or 12%, and $222, or 5%, from the three and nine-month periods ended September 30, 2003 to the comparable periods in 2004, respectively. The increases were due to increases in container rental income and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, increased $113, or 10%, and $204, or 6%, from the three and nine-month periods ended September 30, 2003 to the same periods in 2004. The increases were primarily due to the increases in average on-hire utilization and container fleet size, and were partially offset by the declines in average rental rates as detailed in the above table.

Current Market Conditions for Leased Containers: Utilization was stable for most of 2003 and demand remained strong during the first quarter of 2004 and increased through the third quarter of 2004. Beginning in 2004, a worldwide steel shortage caused significant increases in new container prices and limited the number of new containers being built. As a result, demand for leased containers increased further beginning in March and has remained strong through the beginning of November.

Sale of Containers in Lower Demand Locations: Despite the increase in demand, areas of lower demand for containers still exist due to a continuing trade imbalance between Asia and the Americas and Europe. However, the number of off-lease containers in these low demand locations has decreased, as lessees have returned fewer containers to these lower demand locations and have also leased containers from some of these locations. The continuing sale of these off-lease containers has also reduced the number of containers in these locations. In recent years, market conditions in these low demand locations have driven a small number of sales of off-lease containers. These sales resulted from the high cost of repositioning containers from these areas. Before incurring high repositioning costs, the Partnership generally weighs those costs against the expected future rental stream from a container. If the repositioning costs are too high when compared to the anticipated future rental revenues, the container will be identified for sale, rather than repositioned. Older containers, in particular, have been identified as for sale in low demand locations because their expected future rental stream is reduced by their shorter remaining marine life and by the shipping lines' preference for newer containers. Since older containers were the most likely containers to be sold in low demand locations, the relatively young age of the Partnership's fleet limited the number of sales in these areas. If the currently contemplated sale of the Partnership's fleet does not occur and the Partnership's fleet ages, sales of off-lease containers in these low demand locations may continue, despite the improved conditions in these areas. The number of the Partnership's off-lease containers in the Americas and Europe, where most of these lower demand locations occur, is detailed above in "Utilization."

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

During the nine-month period ended September 30, 2004, other rental income was $578, an increase of $18 from the equivalent period in 2003. The increase was primarily due to an increase in DPP income of $25.

Other rental income was $198 for the three-month period ended September 30, 2004, an increase of $48 from the equivalent period in 2003. The increase was primarily due to an increase in location income of $62, offset by a decrease in handling income of $12.

Direct Container Expenses

Direct container expenses decreased $183, or 16%, from the nine-month period ended September 30, 2003 to the equivalent period in 2004 and $191, or 48%, from the three-month period ended September 30, 2003 to the same period in 2004. The decreases were primarily due to decreases in repositioning and storage expenses of $117 and $78, respectively, from the nine-month period ended September 30, 2003 to the same period in 2004 and decreases in repositioning and storage expenses of $119 and $53, respectively, from the three-month period ended September 30, 2003 to the comparable period in 2004. The decreases in repositioning expense were primarily due to decreases in the number of containers repositioned between the periods, offset by higher average repositioning costs. Storage expenses decreased due to the increase in utilization noted above, offset by a slight increase in the average storage cost per container.

Bad Debt Expense or Benefit

Bad debt expense was $53 and $31 for the nine-month periods ended September 30, 2004 and 2003, respectively, and $23 and $18 for the three-month periods ended September 30, 2004 and 2003, respectively. Fluctuations in bad debt expense reflect the adjustments to the bad debt reserve, after deductions have been taken against the reserve, and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. See "Critical Accounting Policies and Estimates" below. The expenses recorded during the three and nine-month periods ended September 30, 2004 and 2003 reflect higher reserve estimates, after deductions had been taken against the reserve, from June 30, 2004 and 2003 and December 31, 2003 and 2002, respectively.

Depreciation Expense

Depreciation expense decreased $214, or 12%, from the nine-month period ended September 30, 2003 to the comparable period in 2004 and $191, or 48%, from the three-month period ended September 30, 2003 to the same period in 2004. These decreases were primarily due to the write-down recorded in June 2004, which reduced the carrying value of certain containers and resulted in a lower depreciation expense during the third quarter of 2004. For a discussion of the Partnership's depreciation policy, see "Critical Accounting Policies and
Estimates: Container Depreciation Estimates."

Write Down of Containers

Write Down of Containers Held for Continued Use: The Partnership evaluated the recorded value of its container fleet at June 30, 2004, taking into consideration the container sales prices in the letter of intent relating to the sale of the Partnership's container fleet. The Partnership recorded a write down of $3,660 to reduce the carrying value of some of the containers to their anticipated per unit sales price. See "Critical Accounting Policies and
Estimates: Container Impairment Estimates."

Specific Containers Identified for Sale: The Partnership also evaluates the recoverability of the recorded amount of container rental equipment for containers identified for sale in the ordinary course of business and determines whether a reduction to the carrying value of these containers is required. To date, there have been no write downs recorded for specific containers identified for sale.

Gain on Sale of Containers

Gain on sale of containers increased $85 and $69 from the three and nine-month periods ended September 30, 2003 to the same periods in 2004, respectively. These increases were primarily due to the significant reduction in net book value as a result of the June 2004 write-down and increases in container sales prices.

Management Fees and General and Administrative Costs

Management fees to affiliates consist of equipment management fees, which are primarily based on rental income, and incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital. The following details these fees for the three and nine-month periods ended September 30, 2004 and 2003:

                                           Three months         Nine months
                                          ended Sept. 30,     ended Sept. 30,
                                          ---------------     ---------------
                                          2004       2003     2004       2003
                                          ----       ----     ----       ----

   Equipment management fees              $104       $ 93     $299       $284
   Incentive management fees                21         21       64         64
                                           ---        ---      ---        ---
     Management fees to affiliates        $125       $114     $363       $348
                                           ===        ===      ===        ===

Equipment management fees fluctuated based on the fluctuations in rental income and were approximately 7% of rental income for both the three and nine-month periods ended September 30, 2004 and 2003. Incentive management fees were comparable for the three and nine-month periods ended September 30, 2003 to the same periods in 2004, as the amount of distributions paid from cash from operations was comparable.

General and administrative costs to affiliates were comparable at $207 and $198 for the nine-month periods ended September 30, 2004 and 2003, respectively, and $71 and $66, for the three-month periods ended September, 30, 2004 and 2003, respectively.

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

The Partnership Agreement requires the Partnership to continue to pay these fees and expenses to the General Partners and to reimburse the General Partners for expenses incurred by them and other service providers. For the amount of fees and reimbursements made to the General Partners for the three and nine-month periods ended September 30, 2004 and 2003, see Note 2 to the Financial Statements in Item 1. For the amount of fees and reimbursements made to other service providers, see Other general and administrative expenses in the Statements of Operations in Item 1.

Net Earnings (Loss) per Limited Partnership Unit

                                           Three months         Nine months
                                          ended Sept. 30,     ended Sept. 30,
                                          ---------------     ---------------
                                          2004       2003     2004       2003
                                          ----       ----     ----       ----

     Net earnings (loss) per limited
       partnership unit                  $0.40      $0.04  ($ 1.43)     $0.22
     Net earnings (loss) allocated
       to limited partners               $ 744      $  78  ($2,636)     $ 404

Net earnings/loss per limited partnership unit fluctuates based on fluctuations in net earnings/loss allocated to limited partners as detailed above. The allocation of net earnings/loss for the nine-month periods ended September 30, 2004 and 2003 included a special allocation of gross income to the General Partners of $388, and $99, respectively, in accordance with the Partnership Agreement. As discussed above, the write down of some of the Partnership's containers was the primary reason for the net loss incurred by the Partnership during the nine-month period ended September 30, 2004.

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

The General Partners have established a Credit Committee, which actively manages and monitors the collection of receivables on at least a monthly basis. This committee establishes credit limits for every lessee and potential lessee of equipment, monitors compliance with these limits, monitors collection activities, follows up on the collection of outstanding accounts, determines which accounts should be written-off and estimates allowances for doubtful accounts. As a result of actively managing these areas, the Partnership's allowance for bad debt as a percentage of accounts receivable has ranged from 5% to 10% and has averaged approximately 6% over the last 5 years. These allowances have historically covered all of the Partnership's bad debts.

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

In determining estimated fair value for a container held for continued use, management estimates the future undiscounted cash flows for the container and considers other relevant information. Estimates of future undiscounted cash flows require estimates about future rental revenues to be generated by the container, future demand for leased containers, and the length of time for which the container will continue to generate revenue.

At June 30, 2004, management used a different estimated fair value for these containers, which took into account the possible sale of the Partnership's entire container fleet. The estimated fair value used at June 30 was the anticipated sales price from the letter of intent regarding this sale. When this estimated fair value was compared to the recorded value of the Partnership's containers, some of the recorded values were found to be higher. The Partnership wrote down the containers with the higher recorded values to the estimated sales price from the letter of intent.

As noted above, the Partnership also evaluates the recorded value of those containers identified for sale in the ordinary course of its business, separately from containers held for continued use. Containers identified for sale in the ordinary course of business include those containers that have been sold prior to the proposed arrangement for the sale of the Partnership's entire container fleet, as well as those containers that are being sold individually (usually when they come off-lease) without regard to that proposed sale. For these routine sales made in the ordinary course of business, the Partnership has used an estimated fair value of the estimated sales price for the container, less estimated cost to sell. If this estimate is lower than the recorded value of the container identified for sale, the container identified for sale would be written down. To date, the Partnership has not recorded any write-downs of containers identified for sale. See "Gain and Loss on Sale of Containers" above.

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

The Partnership has discussed the sale of its container fleet above under "Possible Sale of Partnership Assets." This sale is subject to conditions, including the finalization of the Asset Sale Agreement, completing negotiations with the Purchaser, and receiving the approval of holders of the required number of limited partner units. There is no assurance that this sale will be completed.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Exchange Rate Risk

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership does pay a small amount of its expenses in various foreign currencies. For the nine-month period ended September 30, 2004, approximately 4% of the Partnership's expenses were paid in 15 different foreign currencies. As there are no significant payments made in any one foreign currency, the Partnership does not hedge these expenses.

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


Date:  November 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



________________________                 Chief Financial Officer, Senior                November 12, 2004
Ernest J. Furtado                        Vice President and Secretary





________________________                 President                                      November 12, 2004
John A. Maccarone







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


Date:  November 12, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date



/s/Ernest J. Furtado
________________________________            Chief Financial Officer, Senior                   November 12, 2004
Ernest J. Furtado                           Vice President and Secretary




/s/John A. Maccarone
________________________________            President                                         November 12, 2004
John A. Maccarone

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

November 12, 2004

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

November 12, 2004

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

                                  EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund VI, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended September 30, 2004, as filed on November 12, 2004 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Capital Corporation ("TCC") and Principal Executive Officer of TCC, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



November 12, 2004



                                  By  /s/ John A. Maccarone
                                      ____________________________________
                                      John A. Maccarone
                                      President and Director of TCC




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

                                  EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund VI, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended September 30, 2004, as filed on November 12, 2004 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Capital Corporation ("TCC") and Principal Financial and Accounting Officer of TCC, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



November 12, 2004



                         By  /s/ Ernest J. Furtado
                             ___________________________________________________
                             Ernest J. Furtado
                             Chief Financial Officer, Senior Vice President, Secretary and Director of TCC




A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.