Form 10-Q
period 2005-03-31
TEXTAINER EQUIPMENT INCOME FUND VI LP
filed 2005-05-16
CIK 1003638

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 16, 2005


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund VI, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 2005.

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


                  For the quarterly period ended March 31, 2005


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

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2005

Table of Contents
-----------------------------------------------------------------------------------------------------------------



                                                                                                             Page
Part I   Financial Information

    Item 1.    Financial Statements (unaudited)

          Balance Sheets - March 31, 2005
          and December 31, 2004.............................................................................    3


          Statements of Earnings for the three months
          ended March 31, 2005 and 2004.....................................................................    4


          Statements of Partners' Capital for the three months
          ended March 31, 2005 and 2004.....................................................................    5


          Statements of Cash Flows for the three months
          ended March 31, 2005 and 2004.....................................................................    6


          Notes to Financial Statements.....................................................................    8


    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................................................   12


    Item 4.    Controls and Procedures......................................................................   16


Part II  Other Information


    Item 1.    Legal Proceedings............................................................................   16

    Item 6.    Exhibits.....................................................................................   16



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Balance Sheets

March 31, 2005 and December 31, 2004
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------

                                                                                  2005                   2004
                                                                            ----------------       ----------------
Assets
Container rental equipment held for sale, net of
   accumulated depreciation of $2,438 (2004:  $-) (notes 4 & 5)             $        13,023        $             -
Container rental equipment, net of accumulated
   depreciation of $- (2004:  $1,503) (note 4)                                            -                 14,121
Cash                                                                                  3,473                  2,684
Accounts receivable, net of allowance
   for doubtful accounts of $104 (2004:  $124)                                        1,054                  1,003
Due from affiliates, net (note 2)                                                       348                    204
Prepaid expenses                                                                          7                      9
                                                                            ----------------       ----------------

                                                                            $        17,905        $        18,021
                                                                            ================       ================
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                         $            71        $            53
   Accrued liabilities                                                                   24                    100
   Accrued damage protection plan costs                                                 197                    186
   Accrued professional fees                                                             24                     37
   Accrued service provider fees                                                         30                     19
   Deferred quarterly distributions                                                       -                     24
   Deferred damage protection plan revenue                                              114                    115
   Deferred repair costs                                                                  9                     12
                                                                            ----------------       ----------------

          Total liabilities                                                             469                    546
                                                                            ----------------       ----------------

Partners' capital:
   General partners                                                                       -                      -
   Limited partners                                                                  17,436                 17,475
                                                                            ----------------       ----------------

          Total partners' capital                                                    17,436                 17,475
                                                                            ----------------       ----------------


                                                                            $        17,905        $        18,021
                                                                            ================       ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Earnings

For the three months ended March 31, 2005 and 2004
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
-------------------------------------------------------------------------------------------------------

                                                                     2005                   2004
                                                               -----------------      -----------------
Rental income                                                  $          1,377       $          1,391
                                                               -----------------      -----------------
Costs and expenses:
    Direct container expenses                                               185                    385
    Bad debt (benefit) expense                                              (13)                    15
    Depreciation (note 4)                                                   269                    609
    Write-down of containers (note 4)                                       696                      -
    Professional fees                                                        38                      6
    Management fees to affiliates (note 2)                                   96                    119
    General and administrative costs to affiliates (note 2)                  73                     67
    Other general and administrative costs                                   25                      8
    Loss (gain) on sale of containers, net                                  (50)                     6
                                                               -----------------      -----------------

                                                                          1,319                  1,215
                                                               -----------------      -----------------

    Income from operations                                                   58                    176
                                                               -----------------      -----------------

    Other income                                                             58                      -
    Interest income                                                          16                      1
                                                               -----------------      -----------------

    Net earnings                                               $            132       $            177
                                                               =================      =================

Allocation of net earnings (note 2):
    General partners                                           $             17       $             51
    Limited partners                                                        115                    126
                                                               -----------------      -----------------

                                                               $            132       $            177
                                                               =================      =================

Limited partners' per unit share of
    net earnings                                               $           0.06       $           0.07
                                                               =================      =================

Limited partners' per unit share
    of distributions                                           $           0.08       $           0.25
                                                               =================      =================

Weighted average number of limited
    partnership units outstanding                                     1,848,397              1,848,397
                                                               =================      =================

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the three months ended March 31, 2005 and 2004
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------------------

                                                                                   Partners' Capital
                                                           ----------------------------------------------------------------
                                                               General                  Limited                  Total
                                                           ---------------          ---------------         ---------------
Balances at January 1, 2004                                $            -           $       21,084          $       21,084

Distributions                                                         (51)                    (462)                   (513)

Net earnings                                                           51                      126                     177
                                                           ---------------          ---------------         ---------------

Balances at March 31, 2004                                 $            -           $       20,748          $       20,748
                                                           ===============          ===============         ===============

Balances at January 1, 2005                                $            -           $       17,475          $       17,475

Distributions                                                         (17)                    (154)                   (171)

Net earnings                                                           17                      115                     132
                                                           ---------------          ---------------         ---------------

Balances at March 31, 2005                                 $            -           $       17,436          $       17,436
                                                           ===============          ===============         ===============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the three months ended March 31, 2005 and 2004
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                             2005                    2004
                                                                       ----------------        ----------------
Cash flows from operating activities:
   Net earnings                                                        $           132         $           177
   Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation (note 4)                                                     269                     609
         Write-down of containers (note 4)                                         696                       -
        (Decrease) increase in allowance for doubtful accounts                     (20)                     14
        (Gain) loss  on sale of containers                                         (50)                      6
        (Increase) decrease in assets:
             Accounts receivable                                                   (14)                      -
             Due from affiliates, net                                             (124)                    (25)
             Prepaid expenses                                                        2                       6
        (Decrease) increase in liabilities:
             Accounts payable and accrued liabilities                              (58)                     (2)
             Deferred damage protection plan revenue                                (1)                      -
             Deferred repair costs                                                  (3)                      8
             Accrued professional fees                                             (13)                    (24)
             Accrued service provider fees                                          11                      (4)
             Accrued damage protection plan costs                                   11                       6
                                                                       ----------------        ----------------

             Net cash provided by operating activities                             838                     771
                                                                       ----------------        ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                163                      52
   Container purchases                                                               -                    (200)
                                                                       ----------------        ----------------

             Net cash provided by (used in) investing activities                   163                    (148)
                                                                       ----------------        ----------------

Cash flows from financing activities:
   Distributions to partners                                                      (212)                   (512)
                                                                       ----------------        ----------------

             Net cash used in financing activities                                (212)                   (512)
                                                                       ----------------        ----------------

Net increase in cash                                                               789                     111

Cash at beginning of period                                                      2,684                     732
                                                                       ----------------        ----------------

Cash at end of period                                                  $         3,473         $           843
                                                                       ================        ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Statements of Cash Flows-Continued

For the three months ended March 31, 2005 and 2004
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received by the Partnership as of March 31, 2005 and 2004, and December 31, 2004 and 2003, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash
Flows for the three-month periods ended March 31, 2005 and 2004.

                                                                   Mar. 31        Dec. 31        Mar. 31        Dec. 31
                                                                     2005           2004           2004           2003
                                                                 -----------    -----------    -----------    ----------
Container purchases included in:
     Container purchases payable...............................       $ -            $ -            $72           $266

Distributions to partners included in:
     Due to affiliates.........................................         -             17             17             17
     Deferred quarterly distributions..........................         -             24             24             23

Proceeds from sale of containers included in:
     Due from affiliates.......................................        67             64             24             27

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2005 and 2004.

                                                                                                   2005           2004
                                                                                                   ----           ----

Container purchases recorded....................................................                   $  -           $  6
Container purchases paid........................................................                      -            200

Distributions to partners declared..............................................                    171            513
Distributions to partners paid..................................................                    212            512

Proceeds from sale of containers recorded.......................................                    166             49
Proceeds from sale of containers received.......................................                    163             52

The Partnership may enter into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable. The carrying values of containers transferred during the three-month periods ended
March 31, 2005 and 2004 was $17 and $2, respectively.

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND VI, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three months ended March 31, 2005 and 2004
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

     Textainer Equipment Income Fund VI, L.P. (the Partnership), a California limited partnership with a maximum life of 21 years, was formed in 1995. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

     At a Special Meeting of Limited Partners, held on March 21, 2005, a proposal to sell substantially all the Partnership's assets to RFH Limited ("RFH") and terminate and dissolve the Partnership was approved. The asset sale did not close on March 31, 2005 in accordance with the Asset Sale Agreement, as RFH requested, and the Partnership granted, an extension to April 15, 2005 to close the Asset Sale. See Note 5.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 2005 and December 31, 2004, and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 2005 and 2004, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's annual audited financial statements as of and for the year ended December 31, 2004, in the Annual Report filed on Form 10-K.

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

     Certain reclassifications, not affecting net earnings, have been made to prior year amounts in order to conform to the 2005 financial statement presentation.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $- and $21 of incentive management fees during the three-month periods ended March 31, 2005 and 2004, respectively. No equipment liquidation fees were incurred during these periods.

     The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in the amount due from affiliates, net at March 31, 2005 and December 31, 2004.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $96 and $98 for the three-month periods ended March 31, 2005 and 2004, respectively.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership during the three-month periods ended March 31, 2005 and 2004 were as follows:

                                                       2005         2004
                                                       ----         ----

               Salaries                                 $44          $43
               Other                                     29           24
                                                         --           --
                 Total general and
                    administrative costs                $73          $67
                                                         ==           ==

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TCC during the period, or the Partnership's investors to the total number of investors of all limited partnerships managed by TCC or equally among all the limited partnerships managed by TCC. The General Partners allocated the following general and administrative costs to the Partnership during the three-month periods ended March 31, 2005 and 2004:

                                                       2005         2004
                                                       ----         ----

               TEM                                      $57          $56
               TCC                                       16           11
                                                         --           --
                 Total general and
                    administrative costs                $73          $67
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

     At March 31, 2005 and December 31, 2004, due from affiliates, net is comprised of:

                                                      2005       2004
                                                      ----       ----
           Due from affiliates:
                    Due from TEM............          $376       $235
                                                       ---        ---

           Due to affiliates:
                    Due to TCC..............            28         14
                    Due to TL...............             -         17
                                                       ---        ---
                                                        28         31
                                                       ---        ---

            Due from affiliates, net                  $348       $204
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

Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at March 31, 2005 and 2004:

                                                     2005           2004
                                                     ----           ----

           On-lease under master leases             5,572          5,473
           On-lease under long-term leases          5,426          5,334
                                                   ------         ------

               Total on-lease containers           10,998         10,807
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

     The remaining containers are off-lease and are being stored primarily at a number of storage depots.

Note 4. Container Rental Equipment and Container Rental Equipment Held for Sale

     At March 31, 2005, all of the Partnership's containers had been identified as held for sale. At June 30, 2004, the Partnership had written down the value of containers that had carrying values greater than the sales prices in the letter of intent from RFH for the sale of the container fleet. At March 31, 2005, the Partnership evaluated the recoverability of the recorded amount of the container fleet, now identified as held for sale, taking into consideration (i) the prices in the Asset Sale Agreement and
     (ii) RFH's rights, under the Asset Sale Agreement, to the estimated results of operations from the container fleet from January 1, 2005 to the date of the Asset Sale. This comparison resulted in the Partnership recording a write down of $696. See Note 5 for details on the completion of the Asset Sale.

     The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 2004 for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the three-month period ended March 31, 2004.

Note 5.  Subsequent Events

     On April 14, 2005, RFH requested a short postponement of the closing date of the Asset Sale due to a lawsuit filed on April 11, 2005, in the Superior Court of California against the Partnership, RFH and other parties related to the sale. (This lawsuit was described in a report on Form 8-K filed on April 15, 2005.) The Partnership agreed to postpone the closing date for the sale until April 19, 2005.

     The Partnership completed the sale of substantially all of its assets to RFH on April 18, 2005. The total price paid by RFH on April 18, 2005 was $14,159, which consisted of $14,048 for substantially all of the Partnership's assets and $111 in interest. The Partnership received $13,451, or 95%, of the total price and the remaining $708, or 5%, was paid to an escrow account. On August 1, 2005, any remaining balance in the escrow account is scheduled to be paid to the Partnership, unless a claim for indemnification under the Asset Sale Agreement is made by RFH, in which case the amount of such claim will remain in the escrow account.

     In April 2005, two lawsuits filed with the United States District Court for the Northern District of California against the Partnership, RFH and other parties related to the sale were consolidated.

     In  May  2005,   the   Partnership   declared   $16,537  as  a  liquidating
     distribution.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 2005 and 2004. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Textainer Capital Corporation (TCC) is the Managing General Partner of the Partnership. Textainer Equipment Management Limited (TEM) and Textainer Limited
(TL) are Associate General Partners of the Partnership. The General Partners manage and control the affairs of the Partnership.

Overview of Partnership's Current Status

As of the date this report is being prepared, the Partnership has sold substantially all of its assets (the "Asset Sale") and anticipates paying to partners a majority of the proceeds of this sale in May 2005. The Partnership will then be in the final stages of liquidation and will begin to wind up its affairs. The Asset Sale was completed on April 18, 2005, which meant that the Partnership recorded revenues and expenses related to its container fleet through that date. However, under the Asset Sale Agreement, RFH was entitled to the results of operations from the container fleet from January 1, 2005 to the date of the Asset Sale. See "Write Down of Containers" below.


Sale of Partnership's Assets

In November 2004, the Partnership and five other limited partnerships managed by the General Partners and their affiliates entered into Asset Sale Agreements with RFH ("the Buyer") to sell substantially all of their assets. At a Special Meeting of Limited Partners, held on March 21, 2005, the limited partners of the Partnership approved the Asset Sale. On April 18, 2005, the Asset Sale was completed. The Partnership received $13,451, or 95%, of the total price and the remaining $708, or 5%, was paid to an escrow account. On August 1, 2005, any remaining balance in the escrow account is scheduled to be paid to the Partnership, unless a claim for indemnification under the Asset Sale Agreement is made by RFH, in which case the amount of such claim will remain in the escrow account.

In May 2005, the Partnership plans to pay the first of two planned final liquidating distributions. This distribution will consist of the proceeds received from the Asset Sale plus cash held by the Partnership at March 31, 2005, less the estimated total remaining expenses of the Partnership. A second distribution is planned after the funds in the escrow account are released, which is currently scheduled to be August 1, 2005. The second distribution will be substantially smaller than the first, since the first distribution is expected to represent a majority of the proceeds realized from the Asset Sale. This second distribution is expected to be the Partnership's final distribution. There can be no guarantee about the timing or amount of the final distribution, since this distribution is still subject to conditions and future events, including the absence of any claim by the Buyer against the funds in the escrow account or any other legal restriction that could interfere with payment.

Liquidity and Capital Resources

Historical

From May 10, 1996 until April 30, 1997, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1.1 on June 17, 1996, and raised a total of $36,968 from the offering.

General

In  April  2005,  the  Partnership  sold   substantially  all  its  assets.  The
Partnership plans to distribute its remaining cash during 2005 and terminate its existence.

Sources of Cash

On April 18, 2005, the Partnership sold its container fleet for cash to RFH. The Partnership plans to distribute a majority of the proceeds from the Asset Sale in May 2005 and to retain some cash to pay its anticipated remaining expenses. Additional sources of cash are expected to consist only of (i) the 5% of the sale proceeds currently being held in an escrow account; (ii) accounts receivable not included in the Asset Sale; and (iii) interest earned on these cash balances.

Uses of Cash

Cash from operations was primarily used to pay distributions to partners. Cash from operations was also used to purchase containers. Another source of funds for the purchase of new containers was the proceeds from the sale of the Partnership's containers.

The Partnership is also authorized to redeem units from limited partners, subject to the Managing General Partner's discretion. Since inception, the Partnership has not redeemed any units and does not anticipate redeeming units prior to its termination.

These activities are discussed in detail below.

Distributions: During the three-month period ended March 31, 2005, the Partnership declared cash distributions to limited partners pertaining to December 2004 in the amount of $154, which represented $0.08 per unit. On a cash basis, as reflected in the Statements of Cash Flows, after paying general partner distributions, all of these distributions were from operating activities. On an accrual basis, as reflected on the Statements of Partners' Capital, $115 of these distributions were from current year earnings and $39 was a return of capital.

In May 2005, the Partnership declared the first of two final liquidating cash distributions to limited partners in the amount of $8.09 per unit, or 40% of the original per unit cost of $20.00. This distribution consists of sales proceeds received by the Partnership on April 18, 2005, plus cash balances at March 31, 2005, less the estimated total remaining expenses of the Partnership.

The Partnership plans to pay a second and final liquidating distribution during the third quarter of 2005. Payment of the second liquidating distribution is currently expected to be contingent on the release of funds from the escrow account, in which 5% of the proceeds from the Asset Sale are currently held. The funds are scheduled to be released on August 1, 2005, unless a claim for indemnification is made by the Buyer under the agreement governing the Asset Sale, in which case the amount of the claim would continue to be held in the escrow account. Payment of this second liquidating distribution could also be delayed or otherwise affected by legal restrictions imposed on the Partnership as a result of certain lawsuits filed with respect to the Asset Sale, and which have been previously described in the Partnership's report on Form 10-K filed on March 30, 2005 and in the Partnership's report on Form 8-K filed on April 15, 2005. In addition to the funds released from the escrow account, this second distribution may include cash received after March 31, 2005 related to accounts receivable which were not sold to RFH and interest. The amount of the second distribution may also be adjusted to reflect the then-anticipated final amounts of the Partnership's expenses.

The amount of the second distribution is expected to be substantially lower than the first distribution, since the first distribution consists of almost all the proceeds from the sale of the Partnership's fleet and any cash held on March 31, 2005, less amounts held back for the Partnership's remaining expenses.

Capital Commitments: Container purchases: For the three-month periods ended March 31, 2005 and 2004, cash used to purchase containers was $- and $200, respectively. The decline was primarily due to the Asset Sale which was completed in April 2005.

The Partnership invests working capital and cash flow from operations and investing activities prior to its distribution to the partners in short-term, liquid investments.

Results of Operations

As noted above, under the Asset Sale Agreement, RFH was entitled to the results of operations from the container fleet from January 1, 2005 to the date of the Asset Sale. As a result, the Partnership determined that certain containers were impaired and recorded a write-down expense as described below in "Critical Accounting Policies and Estimates." These items are discussed below, as well as direct container and depreciation expenses, gain and loss on sale of containers, and professional fees and general and administrative costs.

Write Down of Containers

Write-down expense increased $696 from the three-month period ended March 31, 2004 to the same period in 2005. The increase was primarily due to the Partnership recording a write-down of $696 in March 2005. The write-down occurred because, under the Asset Sale Agreement, RFH was entitled to the results of operations from the container fleet from January 1, 2005 to the date of the Asset Sale. See "Critical Accounting Policies and Estimates" below. This write-down did not affect the cash paid by RFH under the Asset Sale Agreement, since the Agreement had contemplated that RFH would be entitled to these results of operations, and RFH paid the sales price originally agreed to in November, plus interest.

Direct Container Expenses

Direct container expenses decreased $200, or 52%, from the three-month period ended March 31, 2004 to the equivalent period in 2005. The decrease was primarily due to decreases in repositioning, storage and handling expenses of $118, $59 and $20, respectively. Repositioning expense declined primarily due to a decrease in the number of containers repositioned between the periods, offset by a slight increase in the average repositioning cost per container. The decrease in storage expense was primarily due to the increase in utilization, partially offset by an increase in the average storage cost per container. The decrease in handling expense was primarily due to a decrease in container movement.

Depreciation Expense

Depreciation expense decreased $340, or 56%, from the three-month period ended March 31, 2004 to the comparable period in 2005 primarily due to (i) the write-down recorded in June, 2004, which reduced the carrying value of certain containers and resulted in a lower depreciation expense during the first quarter of 2005; (ii) the declines in the average fleet size between the periods; and
(iii) the Partnership recording depreciation expense only through March 21, 2005, the date the limited partners approved the Asset Sale and the containers were reclassified as held for sale.

Gain and Loss on Sale of Containers

The following details the gain (loss) on the sale of containers for the three-month periods ended March 31, 2005 and 2004:

                                                     2005           2004
                                                     ----           ----

      Gain (loss) on container sales                  $50            ($6)
                                                       ==             ==

The gain in the table above for the first quarter of 2005 is for containers sold prior to the sale of the entire fleet, which occurred after the end of the first quarter, on April 18, 2005.

The amount of gain or loss recorded on the sale of containers has fluctuated due to the specific conditions of the containers sold, the type of containers sold, the location where the containers were sold and their net book value. The gain recorded during the three-month period ended March 31, 2005 was primarily due to the significant reduction in net book value as a result of the previous write-downs and the container sales prices received during the first quarter of 2005.

Professional Fees and General and Administrative Costs

Professional fees increased $32 from the three-month period ended March 31, 2004 to 2005. The increase was primarily due to the increase in legal fees between the periods. Legal fees increased primarily due to additional fees incurred related to the proxy statement.

General  and  administrative   costs  to  affiliates   increased  $6,  from  the
three-month period ended March 31, 2004 to 2005, primarily due to an increase in overhead costs allocated from TCC.

Other general and administrative costs were $25, an increase of $17 from the three-month period ended March 31, 2004 to 2005. The increase was primarily due to solicitation, printing and mailing costs associated with the proxy statement materials mailed in January 2005.

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

Container Impairment Estimates: Write-downs of containers were made when it was determined that the recorded value of the containers exceeded their estimated fair value. On March 21, 2005, the limited partners approved the Asset Sale at the Special Meeting of Limited Partners, and the Partnership's entire container fleet was reclassified as held for sale. The Partnership compared the recorded amount of containers identified as for sale to the sales prices detailed in the Asset Sale Agreement with RFH, less the amount equal to the estimated results of operations from the container fleet from January 1, 2005 through April 18, 2005. Once these amounts were compared to the recorded values, the recorded values of some of the containers were found to be higher. The Partnership, therefore, recorded an impairment.

Risk Factors and Forward Looking Statements

The Partnership sold substantially all of its assets in April, 2005 and has described above plans to pay final liquidating distributions in 2005 and terminate. No assurance can be given that these events will occur. The risks and uncertainties associated with these events include, but are not limited to, the following: the timely release of the remaining sales proceeds from the escrow account; the absence of any legal restrictions that would interfere with the payment of the final liquidating distributions; and any other events that may arise as a result of future developments in certain lawsuits filed regarding the Asset Sale. The Partnership does not undertake any obligation to update any of its forward-looking statements.

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

Part II

Item 1.  Legal Proceedings

Two lawsuits regarding the Asset Sale and filed against the Partnership, RFH and other parties related to the sale were previously described in the Partnership's report on Form 10-K filed March 30, 2005. These two lawsuits (Gordon v. Textainer Financial Services, et al., Case No. C 05-01146 CRB, and Lewis, et al.
v. Textainer Financial Services, et al., Case No. C 05-0969 MMC) were both filed in the United States District Court for the Northern District of California and have now been consolidated into Civil Action No. C 05-00969 MMC, captioned "In re Textainer Partnership Securities Litigation."

There have been no material developments in the lawsuit filed in the Superior Court of California, San Francisco County, Case No. CGC-05-440303 (Labow v. Textainer Financial Services, et al.) and described in the Partnership's report on Form 8-K filed on April 15, 2005.

Item 6.   Exhibits

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


Date:  May 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



________________________                 Chief Financial Officer, Senior                May 16, 2005
Ernest J. Furtado                        Vice President and Secretary





________________________                 President                                      May 16, 2005
John A. Maccarone






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


Date:  May 16, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



/s/Ernest J. Furtado
________________________________         Chief Financial Officer, Senior                May 16, 2005
Ernest J. Furtado                        Vice President and Secretary




/s/John A. Maccarone
________________________________         President                                      May 16, 2005
John A. Maccarone


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

May 16, 2005

                                /s/ John A. Maccarone
                                ________________________________
                                John A. Maccarone
                                President and Director of TCC

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


May 16, 2005

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

                                  EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund VI, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended March 31, 2005, as filed on May 16, 2005 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Capital Corporation ("TCC") and Principal Executive Officer of TCC, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



May 16, 2005



                                 By  /s/ John A. Maccarone
                                     ________________________________
                                     John A. Maccarone
                                     President and Director of TCC




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

                                  EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund VI, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended March 31, 2005, as filed on May 16, 2005 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Capital Corporation ("TCC") and Principal Financial and Accounting Officer of TCC, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



May 16, 2005



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